Form 10-Q
period 1996-03-31
LESLIE BUILDING PRODUCTS INC
filed 1996-05-14
CIK 922984

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                            FORM 10-Q
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: MARCH 31, 1996

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES ACT OF 1934

For the transition period from _________________ to _________________
                 Commission File Number: 0-24094

                  LESLIE BUILDING PRODUCTS, INC.
      (Exact Name of Registrant as Specified in its Charter)

                Delaware                          13-3764357
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification Number)

         200 Mamaroneck Avenue, White Plains, N.Y. 10601
             (Address of principal executive offices)
                            (Zip Code)

                          (914) 421-2545
        Registrant's Telephone Number including Area Code


       (Former name, former address and former fiscal year,
                   if changed since last year)

Indicate by check marks whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes    XX         No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,805,762 shares of common stock as of May 6, 1996.

                  LESLIE BUILDING PRODUCTS, INC.


             INDEX TO FINANCIAL STATEMENTS FILED WITH
           QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
               FOR THE QUARTER ENDED MARCH 31, 1996

                           (UNAUDITED)


                 ---------------------------------




                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

    CONSOLIDATED STATEMENTS OF OPERATIONS                                3

    CONSOLIDATED BALANCE SHEETS                                          4

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-8

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                             9-12



PART II - OTHER INFORMATION
   Item 1                                                               13


SIGNATURES                                                              14

                    LESLIE BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1996      1995
- - -----------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                                   $18,751   $16,567
Cost of sales (Note 2)                                       15,504    14,007
                                                            -------   -------
    Gross profit                                              3,247     2,560

Selling, general and administrative expenses                  3,094     2,881
Restructuring expense                                                     145
                                                            -------   -------
    Operating income (loss)                                     153      (466)

Interest expense, net                                           420       193
                                                            -------   -------
    Net loss                                                $  (267)  $  (659)
                                                            =======   =======
Net loss per common share                                   $  (.06)  $  (.14)
                                                            =======   =======
Weighted average common shares outstanding                    4,804     4,787
                                                            =======   =======



  The accompanying notes are an integral part of these consolidated financial statements.

                       LESLIE BUILDING PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                      March 31,
                                                 ------------------ December 31,
                                                   1996       1995      1995
- - ------------------------------------------------------------------- -----------
(In thousands, except shares and
per share amounts)

ASSETS
Current assets
  Cash                                           $     36    $    10   $    15
  Accounts receivable, trade, less allowance
    for doubtful accounts                          12,151     10,648     7,707
  Inventories (Note 2)                             12,868     14,485    12,242
  Prepaid expenses and other current assets         1,955      1,899     1,842
                                                 --------    -------   -------
     Total current assets                          27,010     27,042    21,806

Fixed assets, net                                  16,605     10,905    16,383
Goodwill, net                                                  5,163
Other assets                                          549        489       560
                                                 --------    -------   -------
     Total assets                                $ 44,164    $43,599   $38,749
                                                 ========    =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt           $    784    $   187   $   551
  Accounts payable, trade                           8,161      7,727     5,255
  Accrued expenses and other current
    liabilities                                     5,269      4,909     5,856
  Discontinued operations, net (Note 3)             3,580      3,464     3,541
                                                 --------    -------   -------
     Total current liabilities                     17,794     16,287    15,203

Long-term debt (Note 4)                            17,825      9,491    14,749
Other long-term liabilities                           929      2,559       929
                                                 --------    -------   -------
     Total liabilities                             36,548     28,337    30,881
                                                 --------    -------   -------

Commitments and Contingencies (Note 3)

Stockholders' equity
  Common stock par value $.01 per share:
    authorized 20,000,000 shares; issued
    4,805,762 shares in March 1996, 4,787,393
    shares in March 1995 and 4,796,920
    shares in December 1995                            48         48        48

  Paid-in capital                                  20,259     20,228    20,244
  Accumulated deficit                             (12,691)    (5,014)  (12,424)
                                                 --------    -------   -------
     Total stockholders' equity                     7,616     15,262     7,868
                                                 --------    -------   -------
     Total liabilities and stockholders' equity  $ 44,164    $43,599   $38,749
                                                 ========    =======   =======



  The accompanying notes are an integral part of these consolidated financial statements.

                       LESLIE BUILDING PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1996      1995
- - -----------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
    Net loss                                               $  (267)   $  (659)
    Adjustments to reconcile net loss to cash flows
      used for operating activities:
       Depreciation and amortization                           499        423
       Provision for accounts receivable                        18         20
       Changes in assets and liabilities:
        Accounts receivable                                 (4,462)    (3,065)
        Inventories                                           (626)    (2,127)
        Prepaid expenses and other assets                     (140)       267
        Accounts payable, accrued expenses and other
          current liabilities                                2,358      1,842
        Other noncurrent liabilities                                      (11)
                                                           -------    -------
        Net cash flows used for operating activities        (2,620)    (3,310)
                                                           -------    -------

Cash flows from investing activities:
    Capital expenditures                                      (683)    (1,146)
                                                           -------    -------

        Net cash flows used for investing activities          (683)    (1,146)
                                                           -------    -------

Cash flows from financing activities:
    Equipment loan                                             925        700
    Mortgage loan                                                         165
    Borrowings under revolving line of credit                7,530      8,315
    Loan repayments under revolving line of credit          (5,053)    (4,864)
    Other                                                      (78)       (42)
                                                           -------    -------
        Net cash flows provided by financing activities      3,324      4,274
                                                           -------    -------

        Net increase (decrease) in cash                         21       (182)

Cash at beginning of period                                     15        192
                                                           -------    -------
Cash at end of period                                      $    36    $    10
                                                           =======    =======

Supplemental disclosure of cash flows information:
      Cash paid during the period for:
        Interest on debt                                   $   422    $   167
        Income taxes                                       $     8    $     5


  The accompanying notes are an integral part of these consolidated financial statements.

                       LESLIE BUILDING PRODUCTS, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (Unaudited)



                                                         Retained     Total
                                       Common  Paid-in   Earnings  Stockholders'
                                        Stock  Capital   (Deficit)    Equity
- - --------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1996              $48   $20,244   $(12,424)    $7,868
Net loss for three months ended
  March 31, 1996                                             (267)      (267)
Employee purchases of 8,842 shares of
  common stock                                      15                    15
                                         ---   -------   --------     ------
Balance - March 31, 1996                 $48   $20,259   $(12,691)    $7,616
                                         ===   =======   ========     ======

                        LESLIE BUILDING PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.     Basis of Presentation

     The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1995 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements included therein.

     In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 1996 and 1995 All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. The adoption had no effect on the financial statements.



2.   Inventories

     Inventories are valued at the lower of cost (using the last-in, first-out and first-in, first-out methods) or market. Cost includes material, labor and overhead (for manufactured products); market is replacement cost or realizable value after allowance for costs of distribution.

     Quarterly inventories valued on the last-in, first-out method are based on an annual determination of quantities and costs as of the previous year-end. Therefore, such quarterly inventory valuations are based on estimates.


3.   Discontinued Operations

     In fiscal 1990, the Company discontinued the operations of White Metal Rolling and Stamping Corp. ("White Metal"), the Company's ladder manufacturing subsidiary, and sold certain assets of White Metal, (machinery, equipment and
supplies and customer lists) to a private company.   The buyer did not assume
any liabilities of White Metal, nor acquire the White Metal name and will not produce White Metal ladders. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

     At March 31, 1996, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.2 million which is reflected on the Balance Sheet, net of imputed interest, at $3.6 million representing (i) the estimated non-discounted cost of existing product liability claims in excess of insurance coverage, (ii) future estimated non-discounted claims administration costs and (iii) the actuarially estimated reserve for potential future unasserted claims, which are anticipated to be incurred over an extended number of years. On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. While Leslie-Locke was named as a defendant in certain actions commenced in connection with these claims, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

                        LESLIE BUILDING PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




     On May 6, 1996, the Company and Leslie-Locke were served with a summons and complaint in an adversary proceeding commenced by the Chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by Leslie Building Products, that Leslie-Locke, as well as Drew Industries Incorporated, the former parent of Leslie-Locke, and Drew affiliated companies, obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees. Management believes that the trustee's allegations are without merit and have no basis in fact. Leslie Building Products and Leslie-Locke deny any liability for any amount claimed and will vigorously defend against the allegations. Management believes it has substantial and meritorious defenses, however, an estimate of potential loss, if any, cannot be made at this time.

     In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears, Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1,657,000 and estimated future product liability losses for the next 20 years, based upon indemnification obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated and no change was required in the Company's estimated product liability accrual. The Company and Leslie-Locke have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.


4.   Long-Term Debt

     The Company entered into a $6.7 million credit agreement with Branch Banking and Trust Company ("BBT") effective July 29, 1994, secured by substantially all of the Company's assets. The agreement was subsequently amended on November 29, 1995 to provide for a seasonally adjusted $12 million maximum revolving line of credit, consisting of cash advances of $10.5 million and letters of credit of $1.5 million, with interest payable at 0.375% over the prime rate. The interest rate was amended to 0.625% over the prime rate on February 20, 1996. The loan agreement expires in July 1997.

     In connection with the facilities restructuring plan approved by the Board of Directors in December 1994, on January 6, 1995 the Company entered into a new $7.2 million Construction and Equipment Loan Facility with BBT to provide construction and permanent financing for a 165,000 square foot, 17 acre, addition to the Company's manufacturing, warehouse and distribution facility in Burgaw, North Carolina, and for acquisition of manufacturing equipment. The building mortgage loan of $4.2 million bears interest at the LIBO rate plus 2.825%. Payments under the mortgage loan commenced in September 1995 based on a fifteen year amortization schedule with a balloon payment after five years. The $3 million equipment loan is payable over four years commencing July 1, 1996. Interest on $690,000 of the equipment loan is at 4% per annum and the remainder bears interest at the LIBO rate plus 2.825%.

     Pursuant to its bank agreements the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie-Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



     Leslie Building Products, Inc. ("Leslie Building Products"), including its wholly-owned subsidiary Leslie-Locke, Inc. ("Leslie-Locke") (together, the "Company"), is a diversified manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself home remodeling and residential construction industry. Its products consist of ornamental iron security products (including doors, window guards, fencing and railings), residential ventilation products, metal and fiberglass air distribution products for the HVAC industry, skylights, a professional line of aluminum rakes, and a full line of door louvers and vision lite products for the architectural door market. This broad range of products is marketed primarily to leading home center chains and, to a lesser extent, to building material distributors, hardware co-ops and mass merchandisers.

     On July 29, 1994, Drew Industries Incorporated ("Drew") spun off Leslie Building Products to Drew's shareholders on a one-for-one basis (the "Spin-off"). Thereafter Leslie Building Products became a stand-alone company whose common shares are publicly traded.


RESULTS OF OPERATIONS

Restructuring

     In December 1994, the Board of Directors of the Company approved a plan to restructure its manufacturing facilities in order to achieve more efficient and less costly manufacturing and distribution of its products. The plan, as revised in 1995, involved (i) expanding the Company's facility in Burgaw, North Carolina by 165,000 square feet, (ii) closing the Company's facilities in Chicago, Illinois and Atlanta, Georgia and (iii) transferring operations of the closed facilities to the new Burgaw factory and the Company's existing facility in Compton, California. The restructuring was substantially completed by December 31, 1995. The Company recorded total pretax restructuring charges of $2,816,000 in 1995 (of which $145,000 was recorded in the quarter ended March 31, 1995) and $4,433,000 in the fourth quarter of 1994.


Operations

     The results of operations for the three months ended March 31, 1996 and 1995 should not be regarded as indicative of the results that may be expected for the entire year, since operations are seasonal in nature. Operations are historically stronger in the spring and summer months with 60% of sales occurring during the six month period March to August.

     Net sales increased 13% for the three months ended March 31, 1996 compared to the same period last year, as a result of increased sales of ventilation products and ductwork. Excluding postal products, which were discontinued during

1995, net sales increased 21%. This sales increase is primarily volume related and, to a lesser extent, the result of price increases during the second quarter of 1995.

     Gross profit as a percentage of sales improved 1.8% for the three months ended March 31, 1996 over the same period last year. The Company's new plant in Burgaw, North Carolina combined with improvements at the Company's west coast facility are yielding improved efficiencies and reduced labor and overhead costs. Material costs as a percentage of sales approximate last year's percentage as the rising costs of raw materials experienced last year have stabilized.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



     Selling, general and administrative expenses increased 7% over the 1995 quarter, which is less than the increase in net sales, as a result of staff reductions and the effect of higher volume and fixed costs. Included in the March 1995 amount is $43,000 amortization of goodwill which is not in the 1996 amount since the goodwill was written off in the third quarter of 1995.


Interest Expense, Net

     Interest expense, net includes interest on bank debt, as well as imputed interest on certain long-term obligations of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary. The $227,000 increase in interest expense for the quarter ended March 31, 1996 results primarily from debt incurred in connection with the restructuring, including capital expenditures.

Income Taxes

     The Company's income tax provision is recorded pursuant to the requirements of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). At December 31, 1995, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $3.9 million that expires in the year 2010. Due to the uncertainty of future realization no income tax benefit has been recorded.


Other

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. The adoption had no effect on the financial statements.



     Pursuant to a Shared Services Agreement in connection with the Spin-off, for a period of two years following the Spin-off, Drew and Leslie Building Products share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. Drew will be reimbursed by Leslie Building Products for the fair market value of such services. On May 9, 1996, this Agreement was extended to December 31, 1997. The Company was charged management fees by Drew of $129,000 and $138,000 for the quarters ended March 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company entered into a $6.7 million credit agreement with BBT which became effective July 29, 1994, secured by substantially all of the Company's assets. The agreement was subsequently amended on November 29, 1995 to provide for a seasonally adjusted $12 million revolving line of credit, consisting of cash advances of $10.5 million and letters of credit of $1.5 million, with interest payable at 0.375% over the prime rate. The interest rate was amended to 0.625% over the prime rate on February 20, 1996. The loan agreement expires in July 1997.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



     In connection with the facilities restructuring plan approved by the Board of Directors in December 1994, on January 6, 1995 the Company entered into a new $7.2 million Construction and Equipment Loan Facility with BBT to provide construction and permanent financing for a 165,000 square foot, 17 acre, addition to the Company's manufacturing, warehouse and distribution facility in Burgaw, North Carolina, and for acquisition of manufacturing equipment. The new building mortgage loan of $4.2 million bears interest at the LIBO rate plus 2.825%. Payments under the mortgage loan commenced in September 1995 based on a fifteen year amortization schedule with a balloon payment after five years. The $3 million equipment loan is payable over four years commencing July 1, 1996. Interest on $690,000 of the equipment loan is at 4% per annum and the remainder bears interest at the LIBO rate plus 2.825%.

     Pursuant to its bank agreements the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements.


     The Statements of Cash Flows reflect the following (in thousands):

                                                      Quarter Ended March 31,
                                                          1996       1995
      -----------------------------------------------------------------------
      Net cash flows used for operating activities       $(2,620)   $(3,310)
      Net cash flows used for investing activities       $  (683)   $(1,146)
      Net cash flows provided by financing activities    $ 3,324    $ 4,274


     Net cash used for operating activities was $2.6 million in 1996 quarter compared to $3.3 million in the 1995 quarter. The seasonal increase in accounts receivable was $4.5 million compared to $3.1 million for the 1995 quarter as a result of the increased sales. Inventories increased $.6 million compared to $3.1 million in the prior year's quarter. The inventory buildup in 1995 was a result of a planned increase in production during the off-season in order to increase efficiencies. The increases in accounts receivable and inventories were partially offset by increased payables of $2.1 million and $1.8 million in the 1996 and 1995 quarters, respectively.

     Cash flows used for investing activities represent capital expenditures which aggregated $.7 million for the three months ended March 31, 1996 compared to $1.1 million for the three months ended March 31, 1995. The capital expenditures relating to the new plant in Burgaw, North Carolina, were primarily made in calendar 1995 and were funded by the $4.2 million mortgage and $3 million equipment loan from BBT as well as cash flow from operations.

     At March 31, 1996, White Metal's estimated future product liability was approximately $4.2 million which is reflected in discontinued operations, net on the Consolidated Balance Sheet, net of imputed interest, at $3.6 million. On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under chapter 7 of the United States Bankruptcy Code. While Leslie-Locke was named as a defendant in certain actions commenced in connection with these claims, Leslie-Locke has not been held responsible and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

     On May 6, 1996, the Company and Leslie-Locke were served with a summons and complaint in an adversary proceeding commenced by the Chapter 7 trustee of White Metal. The proceeding is based upon the

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)




trustee's allegations, previously disclosed by Leslie Building Products, that Leslie-Locke, as well as Drew Industries Incorporated, the former parent of Leslie-Locke, and Drew affiliated companies, obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees. Management believes that the trustee's allegations are without merit and have no basis in fact. Leslie Building Products and Leslie-Locke deny any liability for any amount claimed and will vigorously defend against the allegations. Management believes it has substantial and meritorious defenses, however, an estimate of potential loss, if any, cannot be made at this time.

     In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears, Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1,657,000 and estimated future product liability losses for the next 20 years, based upon indemnification obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated and no change was required in the Company's estimated product liability accrual. The Company and Leslie-Locke have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.


INFLATION

     The prices of raw materials, consisting primarily of steel, aluminum, paint, electric motors and packaging materials are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures.

                        LESLIE BUILDING PRODUCTS, INC.
                          Part II - Other Information

Item 1 - Legal Proceedings

     On May 6, 1996, the Company was served with a Summons and Complaint in an adversary proceeding entitled In re White Metal Rolling and Stamping Corp., Debtor, Alan Nisselson, Chapter 7 Trustee of White Metal Rolling and Stamping Corp., Plaintiff vs. Drew Industries , Inc., Leslie-Locke, Inc., Leslie Building Products, Inc. and Kinro, Inc. pending in the United States Bankruptcy Court, Southern District of New York (Adversary Proceeding No. 96/961 8544A). See Note 3 of Notes to Consolidated Financial Statements for a description of this proceeding.

                        LESLIE BUILDING PRODUCTS, INC.
                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             LESLIE BUILDING PRODUCTS, INC.
                                             Registrant




                                             By  /s/ Fredric M. Zinn
                                             ---------------------------
                                             Fredric M. Zinn
                                             Principal Financial Officer

May 9, 1996