Form 10-Q
period 1996-06-30
LESLIE BUILDING PRODUCTS INC
filed 1996-08-13
CIK 922984

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: JUNE 30, 1996

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

                          Yes    XX         No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,814,289 shares of common stock as of July 26, 1996.

                        LESLIE BUILDING PRODUCTS, INC.


                   INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                  (UNAUDITED)

                                                                     Page

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

                        LESLIE BUILDING PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         Six Months Ended           Three Months Ended
                                                              June 30,                    June 30,
                                                        -------------------          ------------------
                                                        1996           1995          1996          1995
                                                        ----           ----          ----          ----
(In thousands, except per share amounts)
Net sales                                             $44,720        $38,606        $25,969       $22,039

Cost of sales (Note 2)                                 36,281         31,852         20,777        17,845
                                                      -------        -------        -------       -------
     Gross profit                                       8,439         6,754           5,192         4,194

Selling, general and administrative expenses            6,793         6,114           3,699         3,233
Restructuring expense                                                   469                           324
                                                      -------        -------        -------       -------

     Operating income                                   1,646           171           1,493           637

Interest expense, net                                     874           461             454           268
                                                      -------        -------        -------       -------

     Net income (loss)                                $   772        $ (290)        $ 1,039       $   369
                                                      =======        =======        =======       =======
Net income (loss) per common share                    $   .16        $ (.06)        $   .22       $   .08
                                                      =======        =======        =======       =======

Weighted average common shares outstanding              4,808         4,787           4,812         4,787
                                                      =======        =======        =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                                                  LESLIE BUILDING PRODUCTS, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)


                                                                                                June 30,
                                                                                         -----------------------      December 31,
                                                                                         1996               1995          1995
                                                                                         ----               ----          ----
(In thousands, except shares and per share amounts)
ASSETS
Current assets
    Cash                                                                               $     10            $   131       $    15
    Accounts receivable, trade, less allowance for
       doubtful accounts                                                                 15,100             11,994         7,707
    Inventories (Note 2)                                                                 10,672             13,503        12,242
    Prepaid expenses and other current assets                                             1,544              1,993         1,842
                                                                                        -------            -------       -------

          Total current assets                                                           27,326             27,621        21,806

Fixed assets, net                                                                        16,318             14,611        16,383
Goodwill, net                                                                                                5,121
Other assets                                                                                506                590           560
                                                                                        -------            -------       -------

          Total assets                                                                  $44,150            $47,943       $38,749
                                                                                        =======            =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                                                $   886            $   362       $   551
    Accounts payable, trade                                                               8,189              6,868         5,255
    Accrued expenses and other current liabilities                                        4,587              5,260         5,444
    Discontinued operations, net (Note 3)                                                 3,620              3,467         3,541
                                                                                        -------            -------       -------
          Total current liabilities                                                      17,282             15,957        14,791

Long-term debt (Note 4)                                                                  16,970             12,755        14,749
Other long-term liabilities                                                               1,227              3,600         1,341
                                                                                        -------            -------       -------

          Total liabilities                                                              35,479             32,312        30,881
                                                                                        -------            -------       -------
Commitments and Contingencies (Note 3)

Stockholders' equity
    Common stock par value $.01 per share: authorized 20,000,000 shares; issued 4,814,289 shares in June 1996, 4,787,393

       shares in June 1995 and 4,796,920 shares in December 1995                             48                 48            48
    Paid-in capital                                                                      20,275             20,228        20,244
    Accumulated deficit                                                                 (11,652)            (4,645)      (12,424)
                                                                                        -------            -------       -------
          Total stockholders' equity                                                      8,671             15,631         7,868
                                                                                        -------            -------       -------
          Total liabilities and stockholders' equity                                    $44,150            $47,943       $38,749
                                                                                        =======            =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                  1996               1995
                                                                                                  ----               ----
(In thousands)

Cash flows from operating activities:
     Net income (loss)                                                                           $   772          $   (290)
     Adjustments to reconcile net income (loss) to cash flows
       used for operating activities:
        Depreciation and amortization                                                              1,023               891
        Provision for accounts receivable                                                             58                 4
        Loss on disposal of fixed assets                                                              15                 2
        Changes in assets and liabilities:
           Accounts receivable                                                                    (7,451)           (4,395)
           Inventories                                                                             1,570            (1,145)
           Prepaid expenses and other assets                                                         269                49
           Accounts payable, accrued expenses and other current liabilities                        2,042             1,587
           Other noncurrent liabilities                                                                                (12)
                                                                                                 -------           -------

           Net cash flows used for  operating activities                                          (1,702)           (3,309)
                                                                                                 -------           -------

Cash flows from investing activities:
     Capital expenditures                                                                           (890)           (5,257)
                                                                                                 -------           -------

           Net cash flows used for investing activities                                             (890)           (5,257)
                                                                                                 -------           -------

Cash flows from financing activities:
     Equipment loan                                                                                  925             1,750
     Mortgage loan                                                                                                   3,586
     Borrowings under revolving line of credit                                                    16,240            16,915
     Loan repayments under revolving line of credit                                              (14,363)          (13,660)
     Other                                                                                          (215)              (86)
                                                                                                 -------           -------
Net cash flows provided by financing activities                                                    2,587             8,505
                                                                                                 -------           -------

           Net decrease in cash                                                                       (5)              (61)

Cash at beginning of period                                                                           15               192

                                                                                                 -------           -------
Cash at end of period                                                                            $    10          $    131
                                                                                                 =======           =======

Supplemental disclosure of cash flows information:
     Cash paid during the period for:
           Interest on debt                                                                      $   838         $     425
           Income taxes                                                                          $     8         $       5


The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                                        Total
                                                                   Common         Paid-in             Accumulated   Stockholders'
                                                                    Stock         Capital               Deficit         Equity
                                                                    -----         -------               -------         ------
(In thousands, except shares)
Balance - December 31, 1996                                          $48          $20,244              $(12,424)        $7,868
Net income for six months ended June 30, 1996                                                               772            772
Employee Stock Purchase Plan - 17,369 shares                                           31                                   31
                                                                     ---          -------              --------         ------

Balance - June 30, 1996                                              $48          $20,275              $(11,652)        $8,671
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

         In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six and three month periods ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. Certain prior year amounts have been reclassified to conform with the current year presentation.

         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. The adoption had no effect on the financial statements.


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


3.       Discontinued Operations

         In fiscal 1990, the Company discontinued the operations of White Metal Rolling and Stamping Corp. ("White Metal"), the Company's ladder manufacturing subsidiary, and sold certain assets of White Metal, (machinery, equipment and supplies and customer lists) to a private company. The buyer did not assume any liabilities of White Metal, did not acquire the White Metal name and does not produce White Metal ladders. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

         At June 30, 1996, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.2 million which is reflected on the Balance Sheet, net of imputed interest, at $3.6 million representing (i) the estimated non-discounted cost of existing product liability claims in excess of insurance coverage, (ii) future estimated non-discounted claims administration costs and (iii) the actuarially estimated reserve for potential future unasserted claims, which are anticipated to be incurred over an extended number of years. On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. Although the Company's subsidiary, Leslie-Locke, Inc. ("Leslie-Locke") was named as a defendant in certain actions commenced in connection

                        LESLIE BUILDING PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with these claims, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

         On May 6, 1996, the Company and Leslie-Locke and Drew Industries Incorporated ("Drew"), the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the Chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by the Company, that Leslie-Locke, as well as Drew and Drew affiliated companies, obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees. Management believes that the trustee's allegations are without merit and have no basis in fact. The Company and Leslie-Locke deny any liability for any amount claimed and are vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and there will be no material adverse impact on its financial statements.

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


4.       Long-Term Debt


         The Company's credit agreement with Branch Banking and Trust Company, which is secured by substantially all the assets of the Company, has been extended to July 1998.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

         Leslie Building Products, Inc. ("Leslie Building Products"), including its wholly-owned subsidiary Leslie-Locke, Inc. ("Leslie-Locke") (together, the "Company"), is a diversified manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself home remodeling and residential construction industry. Its products consist of ornamental iron security products (including doors, window guards, fencing and railings), residential ventilation products, metal and fiberglass air distribution products for the HVAC industry, skylights, a line of professional aluminum rakes, and a full line of door louvers and vision lite products for the architectural door market. This broad range of products is marketed primarily to leading home center chains and, to a lesser extent, to building material distributors, hardware co-ops and mass merchandisers.

         On July 29, 1994, Drew Industries Incorporated ("Drew") spun off Leslie Building Products to Drew's shareholders on a one-for-one basis (the "Spin-off"). Thereafter Leslie Building Products became a stand-alone company whose common shares are publicly traded.


RESULTS OF OPERATIONS

Restructuring

         In December 1994, the Board of Directors of the Company approved a plan to restructure its manufacturing facilities in order to achieve more efficient and less costly manufacturing and distribution of its products. The plan, as revised in 1995, involved (i) expanding the Company's facility in Burgaw, North Carolina by 165,000 square feet, (ii) closing the Company's facilities in Chicago, Illinois and Atlanta, Georgia and (iii) transferring operations of the closed facilities to the new Burgaw factory and the Company's existing facility in Compton, California. The restructuring was substantially completed by December 31, 1995. The Company recorded total pretax restructuring charges of $2,816,000 in 1995 (of which $469,000 was recorded in the six months ended June 30, 1995) and $4,433,000 in the fourth quarter of 1994.

Operations

         The results of operations for the six months and three months ended June 30, 1996 and 1995 should not be regarded as indicative of the results that may be expected for the entire year, since operations are seasonal in nature. Operations are historically stronger in the spring and summer months with 60% of sales occurring during the six month period March to August.

         Net sales increased 16% and 18%, respectively, for the six months and three months ended June 30, 1996 compared to the same periods last year, as a result of increased sales of ventilation products and ductwork. Excluding postal products, which were discontinued during 1995, net sales increased 21% and 22% for the six months and three months ended June 30, 1996, respectively. This sales increase is primarily volume related and, to a lesser extent, the result of price increases during the second quarter of 1995.

         Gross profit as a percentage of sales improved 1.4% and 1.0%, respectively for the six months and three months ended June 30, 1996 over the same periods last year. Material costs as a percentage of sales have improved over last year's percentage as the costs of raw materials which increased last year have now stabilized. The Company's new plant in Burgaw, North Carolina combined with improvements at the Company's west coast facility are yielding improved efficiencies and reduced labor costs. In addition, the

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Burgaw facility further enhanced margins by permitting the Company to produce products in-house that were previously produced by outside vendors.

         Selling, general and administrative expenses increased 11% and 14%, respectively for the six months and three months ended June 30, 1996 over the 1995 periods. These increases are less than the increase in net sales as a result of staff reductions and the effect of higher volume and fixed costs. The six months ended June 30, 1995 includes $85,000 of goodwill amortization which was not recorded in 1996 since the goodwill was written off in the third quarter of 1995.

Interest Expense, Net

         Interest expense, net includes interest on bank debt, as well as imputed interest on certain long-term obligations of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary. The $413,000 and $186,000 increases in interest expense for the six months and quarter, respectively, ended June 30, 1996 result primarily from debt incurred in connection with the restructuring, including capital expenditures.

Income Taxes

         The Company's income tax provision is recorded pursuant to the requirements of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). At December 31, 1995, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $3.9 million that expires in the year 2010. The operating loss carryforward for financial statement purposes at December 31, 1995 was in excess of $7 million. Due to the uncertainty of future realization no income tax benefit has been recorded through December 31, 1995. No income tax provision has been recorded in 1996 due to the Company's net operating loss carryforward and its expected zero effective tax rate for the year.

Other


         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. The adoption had no effect on the financial statements.

         Pursuant to a Shared Services Agreement in connection with the Spin-off, for a period of two years following the Spin-off, Drew and Leslie Building Products share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. Drew will be reimbursed by Leslie Building Products for the fair market value of such services. On May 9, 1996, this Agreement was extended to December 31, 1997. The Company was charged management fees by Drew of $266,000 and $295,000 for the six months ended June 30, 1996 and 1995, respectively.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a seasonally adjusted $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million and letters of credit of $1.5 million, with interest payable at 0.375% over the prime rate. The interest rate was amended to 0.625% over the prime rate on February 20, 1996. The line of credit, of which $3.5 million is available at June 30, 1996, is adequate for the Company's anticipated needs. The loan agreement expires in July 1998.

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

         The Statements of Cash Flows reflect the following (in thousands):

                                                          Quarter Ended June 30,
                                                             1996        1995
                                                             ----        ----
         Net cash flows used for operating activities      $(1,702)   $ (3,309)

         Net cash flows used for investing activities      $  (890)   $ (5,257)
         Net cash flows provided by financing activities   $ 2,587    $  8,505


         Net cash used for operating activities was $1.7 million in the 1996 period compared to $3.3 million in the 1995 period. The seasonal increase in accounts receivable was $7.5 million compared to $4.4 million for the 1995 period primarily as a result of the increased sales. Inventories decreased $1.6 million compared to an increase of $1.1 million in the prior year's period. The inventory buildup in 1995 was a result of a lower than expected sales. The combined increases in accounts receivable and inventories were partially offset by increased payables of $2.0 million and $1.6 million in the 1996 and 1995 periods, respectively.

         Cash flows used for investing activities represent capital expenditures which aggregated $.9 million for the six months ended June 30, 1996 compared to $5.3 million for the six months ended June 30, 1995, which related to the new plant in Burgaw, North Carolina. Such expenditures were funded by the $4.2 million mortgage and $3 million equipment loan from BBT.

         At June 30, 1996, White Metal's estimated future product liability was approximately $4.2 million which is reflected in discontinued operations, net on the Consolidated Balance Sheet, net of imputed interest, at $3.6

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

million. On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under chapter 7 of the United States Bankruptcy Code. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

         On May 6, 1996, the Company and Leslie-Locke and Drew Industries Incorporated ("Drew"), the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the Chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by the Company, that Leslie-Locke, as well as Drew and Drew affiliated companies, obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees. Management believes that the trustee's allegations are without merit and have no basis in fact. The Company and Leslie-Locke deny any liability for any amount claimed and are vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and there will be no material adverse impact on its financial statements.


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

                         LESLIE BUILDING PRODUCTS, INC.
                          Part II - Other Information

Item 1 - Legal Proceedings

         On May 6, 1996, the Company was served with a Summons and Complaint in an adversary  proceeding  entitled In re White Metal Rolling and Stamping
                                   --------------------------------------
Corp., Debtor, Alan Nisselson, Chapter 7 Trustee of White Metal Rolling and
- ---------------------------------------------------------------------------
Stamping Corp., Plaintiff vs. Drew Industries, Inc., Leslie-Locke, Inc.,
- ------------------------------------------------------------------------
Leslie Building Products, Inc. and Kinro, Inc. pending in the United States
- ----------------------------------------------
Bankruptcy Court, Southern District of New York (Adversary Proceeding No.

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

                                       LESLIE BUILDING PRODUCTS, INC.
                                       Registrant


                                       By  /s/ Fredric M. Zinn
                                           ------------------------
                                           Fredric M. Zinn
                                           Principal Financial Officer


August 12, 1996