Form 10-Q
period 1996-09-30
LESLIE BUILDING PRODUCTS INC
filed 1996-11-12
CIK 922984

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1996

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

                                Yes XX    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,822,167 shares of common stock as of October 25, 1996.

                         LESLIE BUILDING PRODUCTS, INC.


                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)



                                                                      Page

PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF OPERATIONS                          3

         CONSOLIDATED BALANCE SHEETS                                    4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                          5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7-8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                       9-13



PART II - OTHER INFORMATION
   Item 1                                                              14


SIGNATURES                                                             15

                         LESLIE BUILDING PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                       Nine Months Ended                Three Months Ended
                                                         September 30,                     September 30,
                                                       1996          1995               1996          1995
                                                       ----          ----               ----          ----

(In thousands, except per share amounts)
Net sales                                           $  65,946      $ 60,694          $  21,226      $ 22,088
Cost of sales (Note 2)                                 53,250        49,881             16,969        18,029
                                                    ---------      --------          ---------      --------
     Gross profit                                      12,696        10,813              4,257         4,059
                                                    ---------      --------          ---------      --------
Selling, general and administrative expenses           10,172         9,645              3,379         3,531
Restructuring expense                                                   854                              385
Revaluation of goodwill (Note 5)                                      5,092                            5,092
                                                    ---------      --------          ---------      --------
                                                       10,172        15,591              3,379         9,008
                                                    ---------      --------          ---------      --------
     Operating profit (loss)                            2,524        (4,778)               878        (4,949)

Interest expense, net                                   1,273           760                399           299
                                                    ---------      --------          ---------      --------
     Net income (loss)                              $   1,251      $ (5,538)         $     479      $ (5,248)
                                                    =========      ========          =========      ========
Net income (loss) per common share                  $     .26      $  (1.16)         $     .10      $  (1.10)
                                                    =========      ========          =========      ========
Weighted average common shares outstanding              4,812         4,787              4,820         4,787
                                                    =========      ========          =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                     September 30,        December 31,
                                                                                   1996       1995            1995
                                                                                   ----       ----            ----
(In thousands, except shares and per share amounts)

ASSETS
Current assets
    Cash                                                                        $     102     $      36     $      15
    Accounts receivable, trade, less allowance for
       doubtful accounts                                                            9,872        11,581         7,707
    Inventories (Note 2)                                                           12,721        12,977        12,242
    Prepaid expenses and other current assets                                       1,555         2,204         1,842
                                                                                ---------     ---------     ---------
          Total current assets                                                     24,250        26,798        21,806

Fixed assets, net                                                                  15,745        15,445        16,383
Other assets                                                                          408           580           560
                                                                                ---------     ---------     ---------
          Total assets                                                          $  40,403     $  42,823     $  38,749
                                                                                =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                                        $     923     $     463     $     551
    Accounts payable, trade                                                         6,614         7,572         5,255
    Accrued expenses and other current liabilities                                  4,769         6,062         5,444
    Discontinued operations, net (Note 3)                                           3,658         3,493         3,541
                                                                                ---------     ---------     ---------
          Total current liabilities                                                15,964        17,590        14,791

Long-term debt (Note 4)                                                            14,300        12,376        14,749
Other long-term liabilities                                                           973         2,474         1,341
                                                                                ---------     ---------     ---------
          Total liabilities                                                        31,237        32,440        30,881
                                                                                ---------     ---------     ---------
Commitments and Contingencies (Note 3)

Stockholders' equity
    Common stock par value $.01 per share: authorized 20,000,000 shares; issued 4,822,167 shares in September 1996, 4,787,393
       shares in September 1995 and 4,796,920 shares in December 1995                  48            48            48
    Paid-in capital                                                                20,291        20,228        20,244
    Accumulated deficit                                                           (11,173)       (9,893)      (12,424)
                                                                                ---------     ---------     ---------
          Total stockholders' equity                                                9,166        10,383         7,868
                                                                                ---------     ---------     ---------

          Total liabilities and stockholders' equity                            $  40,403     $  42,823     $  38,749
                                                                                =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                1996           1995
                                                                                                ----           ----
(In thousands)
Cash flows from operating activities:
     Net income (loss)                                                                       $  1,251        $ (5,538)
     Adjustments to reconcile net income (loss) to cash flows provided by
       (used for) operating activities:
        Revaluation of goodwill                                                                                 5,092
        Depreciation and amortization                                                           1,535           1,373
        Provision for accounts receivable                                                          39              42
        (Gain) loss on disposal of fixed assets                                                    (4)              7
        Changes in assets and liabilities:
           Accounts receivable                                                                 (2,204)         (4,020)
           Inventories                                                                           (479)           (619)
           Prepaid expenses and other assets                                                      309            (183)
           Accounts payable, accrued expenses and other current liabilities                       424           2,758
           Other noncurrent liabilities                                                            51              15
                                                                                             --------        --------

           Net cash flows provided by (used for) operating activities                             922          (1,073)
                                                                                             --------        --------

Cash flows from investing activities:
     Capital expenditures                                                                        (786)         (6,518)
                                                                                             --------        --------

           Net cash flows used for investing activities                                          (786)         (6,518)
                                                                                             --------        --------

Cash flows from financing activities:
     Equipment loan                                                                               925           1,750
     Mortgage loan                                                                                              4,193
     Borrowings under revolving line of credit                                                 25,455          25,023
     Loan repayments under revolving line of credit                                           (26,027)        (23,377)
     Other                                                                                       (402)           (154)
                                                                                             --------        --------

           Net cash flows (used for) provided by financing activities                             (49)          7,435
                                                                                             --------        --------

           Net increase (decrease) in cash                                                         87            (156)

Cash at beginning of period                                                                        15             192
                                                                                             --------        --------

Cash at end of period                                                                        $    102        $     36
                                                                                             ========        ========
Supplemental disclosure of cash flows information:
       Cash paid (received) during the period for:
           Interest on debt                                                                  $  1,163        $    675
           Income taxes                                                                      $   (270)       $     34





The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                                                                             Total
                                                                   Common       Paid-in    Accumulated   Stockholders'
                                                                    Stock       Capital      Deficit        Equity
                                                                    -----       -------      -------        ------
(In thousands, except shares)
Balance - December 31, 1995                                          $ 48     $  20,244     $ (12,424)     $  7,868
Net income for nine months ended September 30, 1996                                             1,251         1,251
Employee Stock Purchase Plan - 25,247 shares                                         47                          47
                                                                     ----     ---------     ---------      --------
Balance - September 30, 1996                                         $ 48     $  20,291     $ (11,173)     $  9,166
                                                                     ====     =========     =========      ========


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

         In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine and three month periods ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. Certain prior year amounts have been reclassified to conform with the current year presentation.

         The Company adopted Statement of Financial Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. The adoption had no effect on the financial statements.


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


         At September 30, 1996, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.2 million which is reflected on the Balance Sheet, net of imputed interest, at $3.7 million representing (i) the estimated non-discounted cost of existing product liability claims in excess of insurance coverage, (ii) future estimated non-discounted claims administration costs and (iii) the actuarially estimated reserve for potential future unasserted claims, which are anticipated to be incurred over an extended number of years. Although the Company's subsidiary, Leslie-Locke, Inc. ("Leslie-Locke")

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

         On May 6, 1996, the Company and Leslie-Locke and Drew Industries Incorporated ("Drew"), the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by the Company, that Leslie-Locke, as well as Drew and Drew affiliated companies, obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees. Management believes that the trustee's allegations are without merit and have no basis in fact. The Company and Leslie-Locke deny any liability for any amount claimed and are vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and that there will be no material adverse impact on the Company's financial condition or results of operations.


4.       Long-Term Debt

         The Company's credit agreement with Branch Banking and Trust Company, which is secured by substantially all the assets of the Company, has been extended to July 1998.


5.       Revaluation of Goodwill

         In the third quarter of 1995, the Company re-evaluated its accounting policy regarding goodwill and adopted a new policy for recognition and measurement of goodwill impairment based upon a fair value approach. Based upon a valuation of Leslie-Locke, Inc., the Company's sole operating subsidiary, by an independent business appraiser, it was determined that the goodwill previously reflected on its financial statements had no value. Accordingly, the Company wrote off the balance of goodwill of $5,092,000 as of August 31, 1995. Goodwill amortization had been $170,000 per annum.

                         LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



         Leslie Building Products, Inc. ("Leslie Building Products"), including its wholly-owned subsidiary Leslie-Locke, Inc. ("Leslie-Locke") (together, the "Company"), is a diversified manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself home remodeling and residential construction industry. Its products consist of :

          o ornamental iron security products (including doors, window guards, fencing and railings),
          o   residential ventilation products,
          o metal and fiberglass air distribution products for the HVAC industry,
          o   skylights,
          o   professional aluminum rakes, and
          o door louvers and vision lite products for the architectural door market.

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


RESULTS OF OPERATIONS

Restructuring

         In December 1994, the Board of Directors of the Company approved a plan to restructure its manufacturing facilities in order to achieve more efficient and less costly manufacturing and distribution of its products. The plan, as revised in 1995, involved (i) expanding the Company's facility in Burgaw, North Carolina by 165,000 square feet, (ii) closing the Company's facilities in Chicago, Illinois and Atlanta, Georgia and (iii) transferring operations of the closed facilities to the new Burgaw factory and the Company's existing facility in Compton, California. The restructuring was substantially completed by December 31, 1995. The Company recorded total pretax restructuring charges of $2,816,000 in 1995 (of which $469,000 was recorded in the nine months ended September 30, 1995) and $4,433,000 in the fourth quarter of 1994.


Operations

         The results of operations for the nine months and three months ended September 30, 1996 and 1995 should not be regarded as indicative of the results that may be expected for the entire year, since operations are seasonal in nature. Operations are historically stronger in the spring and summer months with 60% of sales occurring during the six month period March to August.

         Net sales increased 9% and decreased 4%, respectively, for the nine months and three months ended September 30, 1996 compared to the same periods last year. Excluding postal products, which were discontinued during 1995, net sales increased 13% and decreased 1% for the nine months and three months

                         LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)




ended September 30, 1996, respectively. The changes are primarily volume related as there were no significant price increases since the second quarter of 1995. The decline in sales for the quarter is attributable to the cool weather in several parts of the country which affected ventilation sales, and to the Olympics, which apparently kept buyers at home.

         Gross profit as a percentage of sales improved 1.4% and 1.6%, respectively for the nine months and three months ended September 30, 1996 over the same periods last year. The costs of certain raw materials declined in 1996 after increasing last year. The Company's new plant in Burgaw, North Carolina combined with improvements at the Company's west coast facility are yielding improved efficiencies and reduced labor and overhead costs. In addition, the

Burgaw facility further enhanced margins by permitting the Company to produce products in-house that were previously produced by outside vendors. These combined savings were partially offset by increased freight costs.

         Selling, general and administrative expenses as a percentage of sales are slightly below last year.


Revaluation of Goodwill

         In the third quarter of 1995, the Company re-evaluated its accounting policy regarding goodwill and adopted a new policy for recognition and measurement of goodwill impairment based upon a fair value approach. Based upon a valuation of Leslie-Locke, Inc., the Company's sole operating subsidiary, by an independent business appraiser, it was determined that the goodwill previously reflected on its financial statements had no value. Accordingly, the Company wrote off the balance of goodwill of $5,092,000 as of August 31, 1995. Goodwill amortization had been $170,000 per annum.


Interest Expense, Net

         Interest expense, net includes interest on bank debt, as well as imputed interest on certain long-term obligations of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary. The $513,000 and $100,000 increases in interest expense for the nine months and quarter, respectively, ended September 30, 1996 result primarily from debt incurred in connection with the restructuring, including capital expenditures.


Income Taxes

         The Company's income tax provision is recorded pursuant to the requirements of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). At December 31, 1995, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $3.9 million that expires in the year 2010. The Company has net deferred tax assets at December 31, 1995 in excess of $4 million, however, due to the uncertainty of future realization no income tax benefit has been recorded. No income tax provision has been recorded in 1996 due to the Company's net operating loss carryforward and its expected zero effective tax rate for the year.

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

         Pursuant to a Shared Services Agreement in connection with the Spin-off, Drew and Leslie Building Products share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. Drew will be reimbursed by Leslie Building Products for the fair market value of such services. This Agreement expires on December 31, 1997 and may be extended. The Company was charged management fees by Drew of $398,000 and $452,000 for the nine months ended September 30, 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has a seasonally adjusted $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million and letters of credit of $1.5 million, with interest payable at 0.375% over the prime rate. The interest rate was amended to 0.625% over the prime rate on February 20, 1996. The line of credit, of which $3.9 million is available at the close of business on September 30, 1996, is adequate for the Company's anticipated needs. The loan agreement expires in July 1998.

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

                         LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)





         The Statements of Cash Flows reflect the following (in thousands):



                                                                                       Nine Months
                                                                                   Ended September 30,
                                                                                  1996             1995
                                                                                  ----             ----
         Net cash flows provided by (used for) operating activities           $   922         $  (1,073)
         Net cash flows used for investing activities                         $  (786)        $  (6,518)
         Net cash flows (used for) provided by financing activities           $   (49)        $   7,435


         Net cash provided by operating activities was $.9 million in the 1996 period compared to cash used of $1.1 million in the 1995 period. The seasonal increase in accounts receivable was $2.2 million compared to $4.0 million for the 1995 period. The reduction in the seasonal increase of receivables is attributable to lower sales in the third quarter as well as faster collections. Inventories increased $.5 million compared to $.6 million in the prior year's period. The combined increases in accounts receivable and inventories were partially offset by increased payables of $.4 million and $2.8 million in the 1996 and 1995 periods, respectively.

         Net cash flows used for investing activities represent capital expenditures which aggregated $.8 million for the nine months ended September 30, 1996 compared to $6.5 million for the nine months ended September 30, 1995, which related to the new plant in Burgaw, North Carolina. Such expenditures were funded by the $4.2 million mortgage and $3 million equipment loan from BBT.

         At September 30, 1996, White Metal's estimated future product liability was approximately $4.2 million which is reflected in discontinued operations, net on the Consolidated Balance Sheet, net of imputed interest, at $3.7 million. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

         On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under chapter 7 of the United States Bankruptcy Code. In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears, Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1,657,000 and estimated future product liability losses for the next 20 years, based upon indemnification obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated and no change was required in the Company's estimated product liability accrual. The Company and Leslie- Locke have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.

         On May 6, 1996, the Company and Leslie-Locke and Drew Industries Incorporated ("Drew"), the former parent of Leslie-Locke, and Drew's subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by the Company, that Leslie-Locke, as well as Drew and Drew affiliated companies, obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White

                         LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)




Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees. Management believes that the trustee's allegations are without merit and have no basis in fact. The Company and Leslie-Locke deny any liability for any amount claimed and are vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding and that there will be no material adverse impact on the Company's financial condition or results of operations.


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



                                    LESLIE BUILDING PRODUCTS, INC.
                                    Registrant




                                    By  /s/ Fredric M. Zinn
                                    Fredric M. Zinn
                                    Principal Financial Officer

November 11, 1996