Form 10-K
period 1996-12-31
LESLIE BUILDING PRODUCTS INC
filed 1997-03-28
CIK 922984

================================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Year End                                Commission File Number
      December 31, 1996                                        0-24094

                         LESLIE BUILDING PRODUCTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                          13-3764375
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

                  200 Mamaroneck Avenue, White Plains, NY 10601
               (Address of principal executive offices) (Zip Code)

        Registrant's Telephone Number including Area Code: (914) 421-2545
        Securities Registered pursuant to Section 12(b) of the Act: None
           Securities Registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant (computed by reference to the closing price as of March 19, 1997) was $4,546,570.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 19, 1997) was 4,843,552 shares of Common Stock.

Documents Incorporated by Reference

Annual Report to Stockholders for year ended December 31, 1996 is incorporated by reference into Items 6, 7 and 8 of Part II. Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 14, 1997 is incorporated by reference into Part III.

================================================================================

Item 1. BUSINESS

Introduction

      Leslie Building Products, Inc. (the "Company"), through its wholly-owned subsidiary Leslie-Locke, Inc. ("Leslie-Locke"), is a manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself remodeling and residential construction industry. Its products consist of ornamental iron security products (including doors, window guards, fencing and railings), residential ventilation products, metal and fiberglass air distribution products for the HVAC industry, skylights, a professional line of aluminum rakes, and a full line of door louvers and vision lite products for the architectural door market.

      The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York, 10601; telephone number (914) 421-2545.


BUSINESS OF THE COMPANY

      Leslie-Locke's categories of products consist of (i) patented do-it-yourself systems of ornamental iron railings, columns and accessories, security doors and window and door guards; (ii) ventilation devices, including exterior applied static ventilators, energy-free turbine ventilators, power attic ventilators, chimney caps, and whole-house fans; (iii) metal and fiberglass air distribution products for the HVAC industry; (iv) skylights of various types; (v) professional aluminum rakes, and (vi) door louvers, glass frames and vision lite products for architectural doors. Most of these categories of products include a wide variety of styles, sizes and colors resulting in the availability of over 2,000 different products.

      Leslie-Locke markets its products primarily to leading home center chains and, to a lesser extent, to building material wholesalers, to commercial and residential builders, and to remodelers and renovators. Approximately 58% of the Company's consolidated net sales for 1996 were made by Leslie-Locke to The Home Depot, Inc., although Leslie-Locke has no long-term contracts for sales to The Home Depot. While Leslie-Locke competes with well over 100 national and regional manufacturers, management believes that none of these suppliers offers the full line of products offered by Leslie-Locke. Leslie-Locke's broad range of products makes it an important supplier to leading national retail outlets. Leslie-Locke's products are marketed by a nationwide sales force consisting of six sales personnel working exclusively for Leslie-Locke, and 155 manufacturers' representatives and distributors.

      Sales of Leslie-Locke's products are somewhat seasonal in nature, resulting in approximately 60% of its sales in the six-month period from March through August. However, the wide variety of products offered by Leslie-Locke to renovators and remodelers, and to a lesser extent to builders of new construction, reduces the effects of cyclical changes experienced by businesses solely dependent upon new construction.

      Raw materials utilized by Leslie-Locke, consisting of steel, aluminum, electric motors, fan blades and other components and accessories, are readily available from a number of sources. Manufacturing operations consist primarily of stamping or roll-forming component parts from purchased steel or aluminum coil, followed by painting and various assembly operations to create finished products.

      Leslie-Locke's operations are subject to Federal, state and local regulatory requirements relating to the use, storage, and disposal of certain hazardous substances used in its manufacturing processes. Leslie-Locke believes that it is currently operating in compliance with applicable regulations and does not believe that costs of compliance with these laws and regulations will have a material effect upon its capital expenditures, earnings or competitive position.


                                        (2)

      In December 1986, Leslie-Locke acquired White Metal Rolling and Stamping Corp. ("White Metal"), a manufacturer of aluminum consumer and industrial ladders. After an initial period of profitable operations, the ladder operation incurred substantial operating losses as a result of competitive market conditions, volatile raw material costs, and product liability claims which became uninsured as a result of the insolvency of several of its insurance carriers in the late 1980's. Because of these losses, White Metal's ladder manufacturing operations were discontinued as of November 1990 and its assets were sold. On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. See "Item 3. Legal Proceedings" and Note 6 of Notes to Consolidated Financial Statements.

      On April 19, 1994, the Board of Directors of Drew Industries Incorporated ("Drew") approved a plan to transfer the stock of Leslie-Locke to the Company and to distribute the common stock of the Company to Drew's stockholders on a one-for-one basis (the "Spin-off"). The transfer of the stock of Leslie-Locke to the Company was effective May 10, 1994, and the Spin-off was effective July 29, 1994. Since the Spin-off, the Company has been a stand-alone company, the common stock of which is traded on the OTC-Bulletin Board (symbol: LBPI).

      Pursuant to a Shared Services Agreement, the Company and Drew agreed to share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of the independent audit, stockholder relations, and regulatory matters. The Company reimburses Drew for the fair market value of such services. The Agreement expires on December 31, 1997 and may be extended.

      In December 1994, the Board of Directors of the Company approved a plan to restructure the Company's manufacturing facilities in order to achieve more efficient and less costly manufacturing and distribution of its products. In connection with the facilities restructuring, on January 6, 1995, the Company entered into a $7.2 million Construction and Equipment Loan Facility with Branch Banking and Trust Company. See Notes 8 and 10 of Notes to Consolidated Financial Statements for discussion of the construction and equipment loan facility and the restructuring charges taken by the Company.

Employees

      The Company has no full-time employees. Pursuant to the Shared Services Agreement, certain employees of Drew perform administrative functions and employee services such as management overview and planning, tax preparation, financial reporting, coordination of the independent audit, stockholder relations, and regulatory matters.
The Company reimburses Drew for the fair market value of such services.

      The approximate number of persons employed full-time by Leslie-Locke at December 31, 1996 was 581. The Company believes that relations with Leslie-Locke's employees are good.

Item 2. PROPERTIES

      Leslie-Locke leases two and owns two manufacturing and warehouse facilities consisting of an aggregate of approximately 557,000 square feet, in Compton, California (two); and Burgaw, North Carolina (two), and leases its corporate offices in Atlanta, Georgia consisting of approximately 17,000 square feet of office space. See "Recent Events" for a discussion of the Company's facilities restructuring plan.

      See Note 12 of Notes to Consolidated Financial Statements with respect to the Company's lease obligations as of December 31, 1996.


                                        (3)

Item 3. LEGAL PROCEEDINGS

      The ladder manufacturing business formerly conducted by Leslie-Locke's subsidiary, White Metal, ceased operations in 1990. On September 30, 1994, the date White Metal filed a voluntary petition seeking liquidation under chapter 7, there were approximately 45 pending personal injury claims against White Metal in various stages of demand or litigation, alleging a variety of injuries. The initial demands made by claimants range from nominal amounts to several million dollars; however, the average settlement amount of a claim against White Metal had been in the range of $30,000. Based on actuarial studies and past experience, White Metal estimates that an additional 50-100 claims may be asserted over the next ten years. As of December 31, 1996, based on actuarial studies and past experience, White Metal's estimated future product liability was approximately $4.2 million, representing existing and future claims and associated administrative costs. Most of White Metal's product liability insurance has either expired or was provided by insurers that are now insolvent. As a result, White Metal became self-insured for a substantial portion of pending, and virtually all new, product liability claims. As a result of the chapter 7 petition, all litigation against White Metal was stayed. Under certain circumstances, the Bankruptcy Court could lift the stay and permit litigation of specific claims to proceed.

      Prior to White Metal's chapter 7 petition, Leslie-Locke had been named as a defendant in one personal injury case based on allegations of White Metal's negligence in the manufacture of ladders, and an attempt was made to name Leslie-Locke as a defendant in a second case. In the second case, the claim against Leslie-Locke was dismissed by the court. The first case was settled by White Metal upon payment made by the insurer. In September 1995, Leslie-Locke was joined as a defendant in a personal injury action pending against White Metal and other defendants on the theory that Leslie-Locke is the successor of White Metal and assumed White Metal's liabilities. The case has been dormant since January 1996 as a result of the commencement of bankruptcy proceedings by another of the defendants. Because neither the Company nor Leslie-Locke are engaged in the manufacture or marketing of ladders, and because the Company and Leslie-Locke have maintained separate and distinct corporate entities, businesses, manufacturing facilities and operations from White Metal and did not assume White Metal's liabilities or succeed to its business, the Company and Leslie-Locke disclaim any liability for the obligations of White Metal. In April 1996, the Company was named as a defendant in another White Metal related personal injury case on the theory that the Company is the successor of White Metal. The Company made a motion to dismiss the action, plaintiff failed to respond, and the action against the Company was dismissed on default. There can be no assurance that in the future any claim brought against White Metal, which is asserted against the Company or Leslie-Locke, will be dismissed. Moreover, while the Company and Leslie-Locke will vigorously oppose and defend any White Metal claim asserted against them, because claims against White Metal are asserted in various jurisdictions, it is impossible to predict the outcome of any future litigation involving these matters.

      On May 7, 1996, the Company and Leslie-Locke, and Drew, the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $9.7 million is sought, jointly and severally, from the Company, Leslie-Locke, Drew and Kinro. The proceeding is based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Leslie-Locke denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that the defense of this proceeding will not have a material adverse impact on the Company's financial condition or results of operations.


                                        (4)

      Neither the Company nor Leslie-Locke is a party to any other legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 1995.

       Name                         Position
       ----                         --------
       Leigh J. Abrams        President, Chief Executive Officer and Director of
       (Age 54)               the Company since July 1994.

       Edward W. Rose, III    Chairman of the Board of Directors of the Company
       (Age 55)               since July 1994.

       Ralph C. Pepper        Director since July 1994.
       (Age 54)

       James F. Gero          Director since July 1994.
       (Age 51)

       Marshall B. Payne      Director since July 1994.
       (Age 39)

       Fredric M. Zinn        Chief Financial Officer of the Company since
       (Age 45)               July 1994.

      Harvey J. Kaplan        Secretary and Treasurer of the Company since
      (Age 62)                July 1994.

      LEIGH J. ABRAMS, for more than the past five years has also been President, Chief Executive Officer and a Director of Drew.

      EDWARD W. ROSE, III, for more than the past five years, has been President and principal stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as Co-Managing General Partner of the Texas Rangers Baseball Team and as a director of the following public companies: Osprey Holding, Inc., previously engaged in selling computer software for hospitals; and ACE Cash Express, Inc. engaged in check cashing services. Mr. Rose is also Chairman of the Board of Drew.

      RALPH C. PEPPER, since April 1989, has been the President of Leslie-Locke, Inc., a subsidiary of the Company. From August 1985, to April 1989, Mr. Pepper held various executive offices with Leslie-Locke, Inc.

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of defense electronics, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Mr. Gero also serves as a director of the following


                                        (5)
public companies: Recognition Equipment, Inc., engaged in providing hardware, software and services to automate work processing systems; American Medical Electronics, Inc., engaged in manufacturing and distributing orthopedic and neurosurgical medical devices; and Spar Aerospace Ltd., engaged in space robotics, communications equipment and aerospace products and services. Mr. Gero is a Director of Drew.

      MARSHALL B. PAYNE, for more than the past five years, has been Vice President of Cardinal Investment Company, Inc., an investment firm. Mr. Payne also serves as a director of the following public companies: Osprey Holding, Inc., previously engaged in selling computer software for hospitals; and ACE Cash Express, Inc., engaged in check cashing services.

      FREDRIC M. ZINN, for more than the past five years, has also been Chief Financial Officer of Drew.

      HARVEY J. KAPLAN, for more than the past five years, has also been Secretary and Treasurer of Drew.

Compliance with Section 16(a) of the Securities Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASD. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based on its review of the copies of such forms received by it, the Company believes that during 1996 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder other than Edward W. Rose, III a Director) were complied with.


                                        (6)

                                      PART  II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Per Share Market Price Information

      The Common Stock of the Company is traded on the OTC-Bulletin Board (symbol: LBPI). On February 28, 1997, there were 2,447 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.

      The table below sets forth, for the periods indicated, the range of high and low prices per share for the Common Stock as reported by the National Association of Securities Dealers. The prices set forth below represent quotations between dealers, without adjustment for retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                                                High      Low
                                                                ----      ---
         Calendar 1995
            Quarter ended March 31...........................   $2.00   $ 1.63
            Quarter ended June 30............................   $2.25   $ 1.50
            Quarter ended September 30.......................   $2.44   $ 2.06
            Quarter ended December 31........................   $2.38   $ 2.13

         Calendar 1996
            Quarter ended March 31...........................   $2.25   $ 2.13
            Quarter ended June 30............................   $2.38   $ 2.06
            Quarter ended September 30.......................   $4.25   $ 2.06
            Quarter ended December 31........................   $3.63   $ 3.13

---------
      (i)The Common Stock began trading on the OTC-Bulletin Board on August 5, 1994.

      The closing price per share for the common stock on February 28, 1997 was $2.50.

Dividend Information

      The Company has not paid any cash dividends on its Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial needs and earnings of the Company and other relevant factors; however, it is not anticipated that the Company will pay dividends on its Common Stock in the foreseeable future.

      The Company's dividend policy is subject to restrictions contained in financing agreements relating to its secured line of credit, which provide that dividends upon the Common Stock may be payable only with the consent of the lender. See Note 8 of Notes to Consolidated Financial Statements.


                                        (7)

Item 6. SELECTED FINANCIAL DATA, Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ARE INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                      PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 14, 1997.

                                       PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON  FORM 8-K

      (a)   Documents Filed

            (1) Financial Statements. The Consolidated Financial Statements of the Company and its subsidiaries are incorporated by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

            (2) Schedules.

            (3) Exhibits. See "List of Exhibits" at the end of this report incorporated herein by reference.

      (b)   Reports on Form 8-K

            No Current Reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                        (8)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LESLIE BUILDING PRODUCTS, INC.


Date: March 24, 1997                   By: /s/ Leigh J. Abrams
                                           -------------------------------
                                       Leigh J. Abrams, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

      Each person whose signature appears below hereby authorizes Leigh J. Abrams and Harvey J. Kaplan, or either of them, to file one or more amendments to the Annual Report on Form 10-K which amendments may make such changes in such Report as either of them deems appropriate, and each such person hereby appoints Leigh J. Abrams and Harvey J. Kaplan, or either of them, as attorneys-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, such amendments to such Report.


Date                Signature                     Title
----                ---------                     -----

March 24, 1997      By:/s/Leigh J. Abrams         Director, President and Chief
                       ---------------------      Executive Officer
                        (Leigh J. Abrams)

March 24, 1997      By:/s/Harvey J. Kaplan        Secretary and Treasurer
                       ---------------------
                        (Harvey J. Kaplan)

March 24, 1997      By:/s/Fredric M. Zinn         Chief Financial Officer
                       ---------------------
                        (Fredric M. Zinn)

March 24, 1997      By:/s/John F. Cupak           Controller
                       ---------------------
                        (John F. Cupak)

March 24, 1997      By:/s/Edward W. Rose, III     Director
                       ---------------------
                        (Edward W. Rose, III)

March 24, 1997      By:/s/ James F. Gero          Director
                       ---------------------
                        (James F. Gero)

March 24, 1997      By:/s/Ralph C. Pepper         Director
                       ---------------------
                        (Ralph C. Pepper)

March 24, 1997      By:/s/Marshall B. Payne       Director
                       ---------------------
                        (Marshall B. Payne)


                                        (9)

                         Report of Independent Auditors

The Board of Directors
Leslie Building Products, Inc.


Under date of February 26, 1997, we reported on the consolidated balance sheets of Leslie Building Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996 as contained on pages 10 through 23 in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, in 1995 the Company changed its method of evaluating the recoverability of goodwill.


                                             KPMG Peat Marwick LLP

Stamford, Connecticut
February 26, 1997


                                        (10)

                         LESLIE BUILDING PRODUCTS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                COLUMN B            COLUMN C            COLUMN D     COLUMN E
--------                                --------    ------------------------    --------     --------
                                                           Additions
                                                    ------------------------
                                        Balance At  Charged To    Charged To                Balance At
                                        Beginning    Costs and      Other                       End
                                        Of Period    Expenses     Accounts     Deductions    Of Period
------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
    Allowance for doubtful accounts
      receivable, trade                  $   355     $    73                   $    24(a)     $   404
    Reserve for liquidation losses -
      disposal of businesses               2,431         156                                    2,587

YEAR ENDED DECEMBER 31, 1995:
    Allowance for doubtful accounts
      receivable, trade                  $   390     $    42                   $    77(a)     $   355
    Reserve for liquidation losses -
      disposal of businesses               2,353         156                        78(b)       2,431

YEAR ENDED DECEMBER 31, 1994:
    Allowance for doubtful accounts
      receivable, trade                  $   359     $    72                   $    41(a)     $   390
    Reserve for liquidation losses -
      disposal of businesses               1,793         277                      (283)(b)      2,353

(a)   Represents accounts written-off net of recoveries.

(b) Represents liquidation expenses incurred, net of recoveries, in connection with disposal of discontinued operations.


                                        (11)

                                    EXHIBIT INDEX


Exhibit                                                           Sequentially
Number                     Description                            Numbered Page

3.          Articles of Incorporation and By-laws.

3.1         Leslie Building Products, Inc.
            Certificate of Incorporation, as amended.

3.2         Leslie Building Products, Inc. By-laws.


      Exhibits 3.1 and 3.2 are incorporated by reference to the Exhibits bearing the same numbers indicated on the Registration Statement of Leslie Building Products, Inc. on Form 10 (Registration No. 0-24094).

10.       Material Contracts.

10.1 Plan and Agreement of Distribution between the Registrant and Drew Industries Incorporated, dated July 29, 1994.

10.3 Shared Services Agreement between the Registrant and Drew Industries Incorporated, dated July 29, 1994.

10.4 Tax Matters Agreement between the Registrant and Drew Industries Incorporated, dated July 29, 1994.

10.5 1994 Stock Option Plan of the Registrant and Subsidiaries, dated July 29, 1994.

10.6(a)   Pension Plan for Salaried Employees of Leslie-Locke, Inc.

10.6(b)   Pension Plan for Hourly Rated Employees of Leslie-Locke, Inc.

10.7 Non-competition Agreements between Leslie-Locke Acquisition Sub., Inc. and Ralph C. Pepper and James S. Roach, respectively, dated August 28, 1985.

10.12 Asset Purchase Agreement by and between White Metal Rolling and Stamping Corp. and R.D. Werner Co., Inc., dated as of November 23, 1990.

10.13 Guaranty and Non-competition Agreement given by Drew Industries Incorporated and Leslie-Locke, Inc., in favor of R.D. Werner Co., Inc., dated as of November 23, 1990.

10.14 Lease between Leslie-Locke, Inc. and Trust Company of the West, dated December 6, 1991, as amended.

10.15 Loan Agreement between Branch Banking and Trust Company ("BBT") and Leslie-Locke, Inc. dated June 21, 1993.

10.16     $4,200,000 Promissory Note of Leslie-Locke, Inc. to BBT dated June 21,
          1993.

10.17 North Carolina Deed of Trust between Leslie-Locke, Inc. and BBT dated June 21, 1993.

10.18     Loan Agreement between BBT and Leslie-Locke dated July 29, 1994.


                                        (12)

10.19 $6,000,000 Revolving Credit Note of Leslie-Locke, Inc. to BBT dated July 29, 1994.

10.20     Security Agreement between BBT and Leslie-Locke dated July 29, 1994.

10.21     Guaranty Agreement between BBT and the Registrant dated July 29, 1994.

10.22 Supplemental Executive Retirement Plan for Leslie-Locke, effective January 1, 1994.

10.23     Loan Agreement between BBT and Leslie-Locke dated as of January 6,
          1995.

10.24     Guaranty Agreement between BBT and Registrant dated as of January 6,
          1995.

10.25 Amended and Restated Loan Agreement between BBT and Leslie-Locke, Inc., dated November 29, 1995.

10.26 Amended and Restated Revolving Credit Note of Leslie-Locke, Inc. to BBT, restated November 29, 1995.

10.27 Amended and Restated Security Agreement between BBT and Leslie-Locke, Inc., dated November 29, 1995.

10.28 Amended and Restated Guaranty Agreement between BBT and the Registrant, dated November 29, 1995.

10.29 1995 Second Consolidated Amendment Agreement to Loan Agreement by and among BBT, Leslie-Locke, Inc. and Registrant, dated November 29, 1995.

10.30 1995 Third Consolidated Amendment Agreement to Loan Agreement by and among BBT, Leslie-Locke, Inc. and Registrant, dated November 29, 1995.

10.31 1996 First Consolidated Amendment Agreement to November 29, 1995 Loan Agreement by and among BBT, Leslie-Locke, Inc. and Registrant, dated February 20, 1996.

      Exhibits 10.1-10.5 are incorporated by reference to the Exhibits bearing the same numbers indicated on Post- Effective Amendment No. 1 on Form 10/A, dated August 30, 1994, to the Registration Statement of Leslie Building Products, Inc. on Form 10 (Registration No. 0-24094).

      Exhibits 10.6(a) and 10.6(b) are incorporated by reference to the Exhibits bearing the same numbers indicated on the Registration Statement of Leslie Building Products, Inc. on Form 10 (Registration No. 0-24094).

      Exhibit 10.7 is incorporated by reference to the Exhibit included in the Current Report of Drew Industries Incorporated on Form 8-K dated September 6, 1985.

      Exhibits 10.12 and 10.13 are incorporated by reference to the Exhibits bearing numbers 10.121 and 10.122, respectively, included in the Current Report of Drew Industries Incorporated on Form 8-K, dated November 28, 1990.

      Exhibit 10.14 is incorporated by reference to the Exhibit bearing number
10.133 included in the Annual Report of Drew Industries Incorporated on Form 10-K for the fiscal year ended August 31, 1992.

      Exhibits 10.15-10.17 are incorporated by reference to the Exhibits bearing numbers 10.136, 10.137 and 10.138, respectively, included in the Annual Report of Drew Industries Incorporated on Form 10-K for the year ended December 31, 1993.

      Exhibits 10.18-10.24 are incorporated by reference to the Exhibits bearing the same numbers included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


                                        (13)

      Exhibits 10.25-10.31 are incorporated by reference to the Exhibits bearing the same numbers included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


13.   1996 Annual Report to Stockholders.

      Exhibit 13 is filed herewith.

21.   Subsidiaries

      Exhibit 21 is filed herewith.

23.   Consent of Independent Auditors.

      Exhibit 23 is filed herewith.

24.   Powers of Attorney.

      Powers of Attorney of persons signing this Report are included as part of this Report.


                                      (14)