Form 10-Q
period 1997-03-31
LESLIE BUILDING PRODUCTS INC
filed 1997-05-14
CIK 922984

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1997

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

                                      Yes |XX|   No |__|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,843,552 shares of common stock as of April 30, 1997.

--------------------------------------------------------------------------------

                         LESLIE BUILDING PRODUCTS, INC.


                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                   (UNAUDITED)


              ------------------------------------------------------


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      CONSOLIDATED STATEMENTS OF OPERATIONS                                    3

      CONSOLIDATED BALANCE SHEETS                                              4

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                    5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             7-8

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                  9-12


PART II - OTHER INFORMATION
   Not applicable


SIGNATURES                                                                    13

                         LESLIE BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended
                                                           March 31,
                                               -------------------------------
                                                 1997                  1996
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                      $     20,399         $    18,751

Cost of sales (Note 2)                               17,742              15,504
                                               ------------         -----------

      Gross profit                                    2,657               3,247

Selling, general and administrative expenses          3,474               3,094
                                               ------------         -----------

      Operating income (loss)                          (817)                153

Interest expense, net                                   450                 420
                                               ------------         -----------

      Net loss                                 $     (1,267)        $      (267)
                                               ============         ============

Net loss per common share                      $       (.26)        $      (.06)
                                               ============         ===========

Weighted average common shares outstanding            4,841               4,804
                                               ============         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,
                                                   ---------------- December 31,
                                                      1997     1996     1996
--------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
     Cash                                          $      9   $    36  $     34
     Accounts receivable, trade, less allowance
       for doubtful accounts                         11,138    12,151     7,815
     Inventories (Note 2)                            16,772    12,868    16,891
     Prepaid expenses and other current assets        1,302     1,955     1,455
                                                   --------   -------  --------

              Total current assets                   29,221    27,010    26,195

Fixed assets, net                                    14,835    16,605    15,320
Other assets                                            393       549       442
                                                   --------   -------  --------

              Total assets                         $ 44,449   $44,164  $ 41,957
                                                   ========   =======  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current maturities of long-term debt          $    937   $   784  $    933
     Accounts payable, trade                          9,465     8,161     6,442
     Accrued expenses and other current liabilities   6,072     4,768     3,882
     Discontinued operations, net (Note 3)            3,736     3,580     3,697
                                                   --------   -------  --------
              Total current liabilities              20,210    17,293    14,954

Long-term debt (Note 4)                              16,028    17,825    17,598
Other long-term liabilities                             894     1,430       842
                                                   --------   -------  --------

              Total liabilities                      37,132    36,548    33,394
                                                   --------   -------  --------

Commitments and Contingencies (Note 3)

Stockholders' equity
     Common stock par value $.01 per share:
       authorized 20,000,000 shares; issued
       4,843,552 shares in March 1997,
       4,805,762 shares in March 1996, and
       4,833,075 shares in December 1996                 48        48        48
     Paid-in capital                                 20,333    20,259    20,312
     Accumulated deficit                            (13,064)  (12,691)  (11,797)
                                                   --------   -------  --------

              Total stockholders' equity              7,317     7,616     8,563
                                                   --------   -------  --------

              Total liabilities and stockholders'
                equity                             $ 44,449   $44,164  $ 41,957
                                                   ========   =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             1997         1996
--------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
      Net loss                                             $(1,267)     $  (267)
      Adjustments to reconcile net loss to cash flows
         provided by (used for) operating activities:
           Depreciation and amortization                       504          499
           Provision for accounts receivable                   118           18
           Gain on disposal of fixed assets                     (2)
           Changes in assets and liabilities:
               Accounts receivable                          (3,441)      (4,462)
               Inventories                                     119         (626)
               Prepaid expenses and other assets               162         (140)
               Accounts payable, accrued expenses and
                 other current liabilities                   5,252        2,358
                                                           -------      -------

               Net cash flows provided by (used for)
                 operating activities                        1,445       (2,620)
                                                           -------      -------

Cash flows from investing activities:
      Capital expenditures                                     (36)        (683)
      Sale of fixed assets                                      59
                                                           -------      -------

               Net cash flows provided by (used for)
                 investing activities                           23         (683)
                                                           -------      -------

Cash flows from financing activities:
      Equipment loan                                                        925
      Proceeds from secured line of credit                   6,794        7,530
      Repayments under secured line of credit and
        other borrowings                                    (8,360)      (5,053)
      Other                                                     73          (78)
                                                           -------      -------
               Net cash flows (used for) provided by
                 financing activities                       (1,493)       3,324
                                                           -------      -------

               Net (decrease) increase in cash                 (25)          21

Cash at beginning of period                                     34           15
                                                           -------      -------
Cash at end of period                                      $     9      $    36
                                                           =======      =======

Supplemental disclosure of cash flows information:
      Cash paid during the period for:
               Interest on debt                            $   405      $   422
               Income taxes                                             $     8

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                             Total
                                                       Common     Paid-in    Accumulated  Stockholders'
                                                       Stock      Capital      Deficit       Equity
-------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1996                          $    48     $ 20,312     $(11,797)      $8,563
Net loss for three months ended March 31, 1997                                  (1,267)      (1,267)
Employee purchases of 10,477 shares of common stock                    21                        21
                                                     -------     --------     --------       ------

Balance - March 31, 1997                             $    48     $ 20,333     $(13,064)      $7,317
                                                     =======     ========     ========       ======

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1996 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements included therein.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

      At March 31, 1997, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $3.7 million (net of imputed interest). Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1,657,000 and estimated future product liability losses for the next 20 years, based upon indemnification

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated and no change was required in the Company's estimated product liability accrual. The Company and Leslie-Locke have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.

      On May 7, 1996, the Company and Leslie-Locke, and Drew, the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $9.7 million is sought, jointly and severally, from the Company, Leslie-Locke, Drew and Kinro. The proceeding is based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Leslie-Locke denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

4. Long-Term Debt

      The Company has a seasonally adjusted $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million and letters of credit of $1.5 million, with interest initially payable at 0.375% over the prime rate. The interest rate was amended to 0.625% over the prime rate on February 20, 1996. At March 31, 1997, the interest rate on this line of credit was 9.125%.

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

RESULTS OF OPERATIONS

Operations

      The results of operations for the three months ended March 31, 1997 and 1996 should not be regarded as indicative of the results that may be expected for the entire year, since operations are seasonal in nature. Operations are historically stronger in the spring and summer months with 60% of sales occurring during the six month period March to August.

      Net sales increased 9% for the three months ended March 31, 1997 compared to the same period last year, as a result of increased sales of security products and, to a lesser extent, ventilation products and ductwork. This sales increase is primarily volume related. During December 1996, the Company was awarded approximately $10 million of new ventilation product business from two of the Company's major customers. Shipments of these products began during the latter part of the first quarter.

      Gross profit as a percentage of sales declined 4.3% for the three months ended March 31, 1997 from the same period last year. While material costs were lower and efficiencies modestly improved, gross profit declined as a result of additional trade discounts and approximately $.5 million of one-time costs of acquiring the new business described above. In addition, selling prices were reduced on certain other items. In order to alleviate the impact on profits for 1997, substantial overhead cuts have been made and additional steps to improve manufacturing processes are being developed. The impact of these cost saving actions will begin to be realized in the second quarter of 1997. However, as a result of the impact of these additional costs on results in the first quarter, the Company does not expect operating results for 1997 to show an improvement over 1996 results.

      Selling, general and administrative expenses increased 12% over the 1996 quarter, which is more than the increase in net sales. The increase is primarily attributable to market development costs in acquiring the new business described above.

Interest Expense, Net

      Interest expense, net includes interest on bank debt, as well as imputed interest on certain long-term obligations of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary. The $30,000

                         LESLIE BUILDING PRODUCTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

increase in interest expense for the quarter ended March 31, 1997 results primarily from higher average borrowings under the Company's revolving line of credit.

Income Taxes

      The Company's income tax provision is recorded pursuant to the requirements of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). At December 31, 1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4.3 million that expires in the years 2010 and 2011. Due to the uncertainty of future realization, no income tax benefit has been recorded.

Other

      Pursuant to a Shared Services Agreement, following the Spin-off of the Company from Drew Industries Incorporated ("Drew") on July 29, 1994, Drew and Leslie Building Products have shared certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. Drew has been reimbursed by Leslie Building Products for the fair market value of such services. This Agreement expires on December 31, 1997 but may be extended. The Company was charged management fees by Drew of $146,000 and $129,000 for the quarters ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a seasonally adjusted $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million and letters of credit of $1.5 million, with interest initially payable at 0.375% over the prime rate. The interest rate was amended to 0.625% over the prime rate on February 20, 1996. The line of credit, of which $3.5 million is available at the close of business on March 31, 1997, is adequate for the Company's anticipated needs. The loan agreement expires in July 1998.

      Pursuant to its bank agreements the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements.

      The Statements of Cash Flows reflect the following (in thousands):

                                                                      Quarter Ended March 31,
                                                                          1997        1996
---------------------------------------------------------------------------------------------
       Net cash flows provided by (used for) operating activities      $  1,445     $(2,620)
       Net cash flows provided by (used for) investing activities      $     23     $  (683)
       Net cash flows (used for) provided by financing activities      $ (1,493)    $ 3,324

                         LESLIE BUILDING PRODUCTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      Net cash provided by operating activities was $1.4 million in the 1997 quarter compared to $2.6 million used for operating activities in the 1996 quarter. The seasonal increase in accounts receivable was $3.4 million compared to $4.5 million for the 1996 quarter as a result of shorter average payment terms. Inventories did not change significantly during the 1997 quarter and increased $.6 million during the prior year's quarter. Accounts payable and accrued expenses increased $5.3 million in 1997 compared to $2.4 million in 1996 as a result of more favorable payment terms received from vendors.

      Cash flows used for investing activities represent capital expenditures which were not significant during the 1997 quarter and aggregated $.7 million for the three months ended March 31, 1996.

      At March 31, 1997, the estimated future product liability of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary, which is no longer covered by insurance, was approximately $3.7 million (net of imputed interest). Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1,657,000 and estimated future product liability losses for the next 20 years, based upon indemnification obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated and no change was required in the Company's estimated product liability accrual. The Company and Leslie-Locke have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.

      On May 7, 1996, the Company and Leslie-Locke, and Drew, the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $9.7 million is sought, jointly and severally, from the Company, Leslie-Locke, Drew and Kinro. The proceeding is based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Leslie-Locke denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

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


                                     LESLIE BUILDING PRODUCTS, INC.
                                     Registrant


                                     By  /s/ Fredric M. Zinn
                                       --------------------------
                                     Fredric M. Zinn
                                     Principal Financial Officer

May 12, 1997