Form 10-Q
period 1997-06-30
LESLIE BUILDING PRODUCTS INC
filed 1997-08-13
CIK 922984

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: JUNE 30, 1997

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

                           Yes |X|         No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,850,744 shares of common stock as of July 30, 1997.

--------------------------------------------------------------------------------

                        LESLIE BUILDING PRODUCTS, INC.

                   INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                  (UNAUDITED)

         ------------------------------------------------------------

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

      CONSOLIDATED STATEMENTS OF OPERATIONS                                  3

      CONSOLIDATED BALANCE SHEETS                                            4

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                  5

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                         6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7-8

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                               9-12

PART II - OTHER INFORMATION
   Not applicable

SIGNATURES                                                                  13

                           LESLIE BUILDING PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                               Six Months Ended  Three Months Ended
                                                   June 30,           June 30,
                                               ----------------  ------------------
                                                1997      1996     1997     1996
-----------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                     $ 48,699    44,720  $28,300  $25,969

Cost of sales (Note 2)                          40,825    36,281   23,083   20,777
                                              --------   -------  -------  -------

   Gross profit                                  7,874     8,439    5,217    5,192

Selling, general and administrative expenses     7,448     6,793    3,974    3,699
                                              --------   -------  -------  -------

   Operating income                                426     1,646    1,243    1,493

Interest expense, net                              834       874      384      454
                                              --------   -------  -------  -------

   Net income (loss)                          $   (408)  $   772  $   859  $ 1,039
                                              ========   =======  =======  =======

Net income (loss) per common share            $   (.08)  $   .16  $   .18  $   .22
                                              ========   =======  =======  =======

Weighted average common shares outstanding       4,845     4,808    4,849    4,812
                                              ========   =======  =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          June 30,
                                                     ------------------  December 31,
                                                       1997       1996       1996
-------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
   Cash                                              $     56   $     10   $     34
   Accounts receivable, trade, less allowance for
     doubtful accounts                                  9,677     15,100      7,815
   Inventories (Note 2)                                11,979     10,672     16,891
   Prepaid expenses and other current assets            1,429      1,544      1,455
                                                     --------   --------   --------

       Total current assets                            23,141     27,326     26,195

Fixed assets, net                                      14,474     16,318     15,320
Other assets                                              463        506        442
                                                     --------   --------   --------

       Total assets                                  $ 38,078   $ 44,150   $ 41,957
                                                     ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt              $    890   $    886   $    933
   Accounts payable, trade                              6,405      8,189      6,442
   Accrued expenses and other current liabilities       5,474      4,587      3,882
   Discontinued operations, net (Note 3)                3,776      3,620      3,697
                                                     --------   --------   --------
       Total current liabilities                       16,545     17,282     14,954

Long-term debt (Note 4)                                12,378     16,970     17,598
Other long-term liabilities                               969      1,227        842
                                                     --------   --------   --------

       Total liabilities                               29,892     35,479     33,394
                                                     --------   --------   --------

Commitments and Contingencies (Note 3)

Stockholders' equity
   Common stock par value $.01 per share:
     authorized 20,000,000 shares; issued
     4,850,744 shares in June 1997, 4,814,289
     shares in June 1996, and 4,833,075 shares
     in December 1996                                      48         48         48
   Paid-in capital                                     20,343     20,275     20,312
   Accumulated deficit                                (12,205)   (11,652)   (11,797)
                                                     --------   --------   --------

       Total stockholders' equity                       8,186      8,671      8,563
                                                     --------   --------   --------

       Total liabilities and stockholders' equity    $ 38,078   $ 44,150   $ 41,957
                                                     ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                           -----------------
                                                            1997       1996
----------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Net (loss) income                                      $   (408)  $    772
   Adjustments to reconcile net loss to cash flows
     used for  operating activities:
      Depreciation and amortization                          1,033      1,023
      Provision for accounts receivable                        485         58
      Loss on disposal of fixed assets                           6         15
      Changes in assets and liabilities:
        Accounts receivable                                 (2,347)    (7,451)
        Inventories                                          4,423      1,570
        Prepaid expenses and other assets                      (88)       269
        Accounts payable, accrued expenses and other
          current liabilities                                1,634      2,042
                                                          --------   --------

        Net cash flows provided by (used for) operating
          activities                                         4,738     (1,702)
                                                          --------   --------

Cash flows from investing activities:
   Capital expenditures                                       (159)      (890)
   Proceeds from sales of assets                               548
                                                          --------   --------

        Net cash flows provided by (used  for) investing
          activities                                          (389)      (890)
                                                          --------   --------

Cash flows from financing activities:
   Proceeds from Industrial Revenue Bond                     7,000
   Equipment loan                                                         925
   Proceeds from secured line of credit                     16,633     16,240
   Repayments under secured line of credit and other
     borrowings                                            (28,896)   (14,363)
   Other                                                       158       (215)
                                                          --------   --------
        Net cash flows (used for) provided by financing
          activities                                        (5,105)     2,587
                                                          --------   --------

        Net increase (decrease) in cash                         22         (5)

Cash at beginning of period                                     34         15
                                                          --------   --------
Cash at end of period                                     $     56   $     10
                                                          ========   ========

Supplemental disclosure of cash flows information:
  Cash paid during the period  for:
        Interest on debt                                  $    704   $    838
        Income taxes                                                 $      8

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                Retained       Total
                                            Common   Paid-in    Earnings   Stockholders'
                                             Stock   Capital    (Deficit)     Equity
----------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1996                  $  48   $ 20,312   $(11,797)     $8,563
Net loss for six months ended June 30, 1997                         (408)       (408)
Employee purchases of 17,669 shares
  of common stock                                          31                     31
                                             -----   --------   --------      ------

Balance - June 30, 1997                      $  48   $ 20,343   $(12,205)     $8,186
                                             =====   ========   ========      ======


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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six month and three month periods ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

      At June 30, 1997, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $3.8 million (net of imputed interest). Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

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

      On May 7, 1996, the Company and Leslie-Locke and Drew Industries Incorporated ("Drew"), the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The proceeding is based upon the trustee's allegations, previously disclosed by the Company, that Leslie-Locke, as well as Drew and Drew affiliated companies, obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees. Management believes that the trustee's allegations are without merit and have no basis in fact. The Company and Leslie-Locke deny any liability for any amount claimed and are vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that it has sufficient accruals for the defense of this proceeding which will have no material adverse impact on its financial condition or results of operations.

4.    Long-Term Debt

      The Company has a seasonally adjusted $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million and letters of credit of $1.5 million, with interest payable at 0.625% over the prime rate. At June 30, 1997, the interest rate on this line of credit was 9.125%.

      Pursuant to its bank agreements, the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie-Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements. For the period ended June 30, 1997 the Company was in violation of its working capital requirement and a waiver of such violation was received from BBT.

      On June 1, 1997, the Company obtained financing in the form of a $7 million Industrial Revenue Bond. The proceeds were used to pay the existing mortgage to BBT on the Company's second plant in Burgaw, North Carolina and other debt. The loan is for thirteen years with quarterly amortization beginning after the first year and is secured by a letter of credit from BBT which expires after three years. Interest is variable with the market (3.95% per annum at June 30, 1997) and there is a letter of credit fee of 1.9% per annum.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      Leslie Building Products, Inc. ("Leslie Building Products"), including its wholly-owned subsidiary Leslie-Locke, Inc. ("Leslie-Locke") (together, the "Company"), is a diversified manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself home remodeling and residential construction industry. Its products consist of ornamental iron security products (including doors, window guards, fencing and railings), residential ventilation products, metal and fiberglass air distribution products for the HVAC industry, skylights, and a full line of door louvers and vision lite products for the architectural door market. This broad range of products is marketed primarily to leading home center chains and, to a lesser extent, to building material distributors, hardware co-ops and mass merchandisers.

RESULTS OF OPERATIONS

Operations

      The results of operations for the six and three months ended June 30, 1997 and 1996 should not be regarded as indicative of the results that may be expected for the entire year, since operations are seasonal in nature. Operations are historically stronger in the spring and summer months with 60% of sales occurring during the six month period March to August.

      Net sales increased 9% for both the six months and three months ended June 30, 1997 compared to the same period last year, as a result of increased sales of security products, ventilation products and, to a lesser extent, ductwork. This sales increase is primarily volume related. The increase in ventilation sales are the result of new ventilation product business awarded by two of the Company's major customers in December 1996.

      Gross profit as a percentage of sales declined 2.7% for the six months and 1.6% for the three months ended June 30, 1997 from the same period last year. Gross profit declined as a result of additional trade discounts in connection with acquiring the new business described above. In addition, selling prices were reduced on certain items as a result of competitive pressures, and the Company experienced increases in freight rates. In order to alleviate the impact on profits for 1997, substantial overhead cuts have been made and additional steps to improve manufacturing processes are being developed. In addition, in an effort to focus on its primary products the Company is considering disposing of less significant products. In this connection, the aluminum rake business was sold in the second quarter and the Company may sell its skylight product line. The sale of these two product lines which had revenues of $2.9 million in 1996, or 2% of total revenues, are expected to result in a breakeven.

      Selling, general and administrative expenses as a percentage of sales is consistent with last year. The increase in market development costs incurred in connection with acquiring the new business described above, as well as a provision of more than $350,000 for accounts receivable relating to the Chapter 11 filing of a major customer, were partially offset by reductions in fixed administrative costs.

Interest Expense, Net

      Interest expense, net includes interest on bank debt, as well as imputed interest on certain long-term obligations of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary. The reduction in

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

interest expense for the six months and quarter ended June 30, 1996 results primarily from lower average borrowings under the Company's revolving credit line. The lower borrowings are attributable to lower inventory and improved cash management including faster turnover of receivables.

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

Accounting Changes

      Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share", will require presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. The effect on prior periods' reported earnings per share is not expected to be material.

Other

      Pursuant to a Shared Services Agreement following the spin-off of the Company from Drew Industries Incorporated ("Drew") on July 29, 1994, Drew and Leslie Building Products have shared certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. Drew has been reimbursed by Leslie Building Products for the fair market value of such services. This agreement expires on December 31, 1997 but may be extended. The Company was charged management fees by Drew of $287,000 and $266,000 for the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a seasonally adjusted $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million and letters of credit of $1.5 million, with interest initially payable at 0.375% over the prime rate. The interest rate was amended to 0.625% over the prime rate on February 20, 1996. The line of credit, of which $5.5 million is available at the close of business of June 30, 1997, is adequate for the Company's anticipated needs. The loan agreement expires in July 1998.

      Pursuant to its bank agreements the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements. For the period ended June 30, 1997 the Company was in violation of its working capital requirement and a waiver of such violation was received from BBT.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

      On June 1, 1997, the Company obtained financing in the form of a $7 million Industrial Revenue Bond. The proceeds were used to pay the existing mortgage to BBT on the Company's second plant in Burgaw, North Carolina and other debt. The loan is for thirteen years with quarterly amortization beginning after the first year and is secured by a letter of credit from BBT which expires after three years. Interest is variable with the market (3.95% per annum at June 30, 1997) and there is a letter of credit fee of 1.9% per annum.

      The Statements of Cash Flows reflect the following (in thousands):

                                                                  Six Months Ended June 30,
                                                                      1997        1996
      -------------------------------------------------------------------------------------
      Net cash flows provided by (used for) operating activities    $ 4,738     $(1,702)
      Net cash flows provided by (used for) investing activities    $   389     $  (890)
      Net cash flows (used for) provided by financing activities    $(5,105)    $ 2,587

      Net cash provided by operating activities was $4.7 million in the 1997 period compared to $1.7 million used for operating activities in the 1996 period. The seasonal increase in accounts receivable was only $2.3 million compared to $7.5 million for the 1996 period as a result of shorter average payment terms. Better production and inventory control resulted in a reduction in inventories, other than the sale of the aluminum rake product line, of $4.4 million during the 1997 period compared to $1.6 million during the prior year's period. Accounts payable and accrued expenses increased $1.6 million in 1997 compared to $2.0 million in 1996.

      Cash flows provided by investing activities in 1997 primarily consists of proceeds from the sale of the aluminum rake product line reduced by capital expenditures, which were only $.2 million. Capital expenditures aggregated $.9 million for the six months ended June 30, 1996.

      At June 30, 1997, the estimated future product liability of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary, which is no longer covered by insurance, was approximately $3.8 million (net of imputed interest.) Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

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

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

      On May 7, 1996, the Company and Leslie-Locke, and Drew, the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $9.7 million is sought, jointly, and severally, from the Company, Leslie-Locke, Drew and Kinro. The proceeding is based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Leslie-Locke denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

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

August 11, 1997