Form 10-Q
period 1997-09-30
LESLIE BUILDING PRODUCTS INC
filed 1997-11-12
CIK 922984

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: SEPTEMBER 30, 1997

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

                                Yes XX     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,855,086 shares of common stock as of October 29, 1997.

================================================================================

                        LESLIE BUILDING PRODUCTS, INC.


                   INDEX TO FINANCIAL STATEMENTS FILED WITH
                  QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)

         ------------------------------------------------------------

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

      CONSOLIDATED STATEMENTS OF OPERATIONS                                  3

      CONSOLIDATED BALANCE SHEETS                                            4

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                  5

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                         6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7-8

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                               9-13

PART II - OTHER INFORMATION
   Not applicable

SIGNATURES                                                                  14

                           LESLIE BUILDING PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                               Nine Months Ended  Three Months Ended
                                                 September 30,       September 30,
                                               -----------------  ------------------
                                                1997      1996      1997      1996
------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales                                      $72,374   $65,946   $23,675   $21,226

Cost of sales (Note 2)                          60,460    53,250    19,635    16,969
                                               -------   -------   -------   -------

   Gross profit                                 11,914    12,696     4,040     4,257

Selling, general and administrative expenses    10,520    10,172     3,072     3,379
                                               -------   -------   -------   -------

   Operating income                              1,394     2,524       968       878

Interest expense, net                            1,051     1,273       217       399
                                               -------   -------   -------   -------

   Net income                                  $   343   $ 1,251   $   751   $   479
                                               =======   =======   =======   =======

Net income per common share                    $   .07   $   .26   $   .15   $   .10
                                               =======   =======   =======   =======

Weighted average common shares outstanding       4,848     4,812     4,854     4,820
                                               =======   =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        September 30,
                                                    --------------------  December 31,
                                                      1997        1996        1996
---------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
   Cash                                             $  1,032    $    102    $     34
   Accounts receivable, trade, less allowance for
     doubtful accounts                                 8,252       9,872       7,815
   Inventories (Note 2)                                9,782      12,721      16,891
   Prepaid expenses and other current assets           1,495       1,555       1,455
                                                    --------    --------    --------

       Total current assets                           20,561      24,250      26,195

Fixed assets, net                                     14,001      15,745      15,320
Other assets                                             550         408         442
                                                    --------    --------    --------

       Total assets                                 $ 35,112    $ 40,403    $ 41,957
                                                    ========    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt             $    767    $    923    $    933
   Accounts payable, trade                             6,341       6,614       6,442
   Accrued expenses and other current liabilities      5,489       4,769       3,882
   Discontinued operations, net (Note 3)               3,814       3,658       3,697
                                                    --------    --------    --------
       Total current liabilities                      16,411      15,964      14,954

Long-term debt (Note 4)                                9,080      14,300      17,598
Other long-term liabilities                              678         973         842
                                                    --------    --------    --------

       Total liabilities                              26,169      31,237      33,394
                                                    --------    --------    --------

Commitments and Contingencies (Note 3)

Stockholders' equity
   Common stock par value $.01 per share:
     authorized 20,000,000 shares; issued
     4,855,086 shares in September 1997,
     4,822,167 shares in September 1996,
     and 4,833,075 shares in December 1996                48          48          48
   Paid-in capital                                    20,349      20,291      20,312
   Accumulated deficit                               (11,454)    (11,173)    (11,797)
                                                    --------    --------    --------

       Total stockholders' equity                      8,943       9,166       8,563
                                                    --------    --------    --------

       Total liabilities and stockholders' equity   $ 35,112    $ 40,403    $ 41,957
                                                    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 -----------------
                                                                 1997         1996
------------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
   Net income                                                  $    343    $  1,251
   Adjustments to reconcile net loss to cash flows
     used for  operating activities:
      Depreciation and amortization                               1,455       1,535
      Provision for bad debts, sales returns, and allowances        440          39
      Loss (gain) on disposal of fixed assets                        28          (4)
      Changes in assets and liabilities:
        Accounts receivable                                        (877)     (2,204)
        Inventories                                               6,620        (479)
        Prepaid expenses and other assets                          (281)        309
        Accounts payable, accrued expenses and other
          current liabilities                                     1,623         424
        Other noncurrent liabilities                               (164)         51
                                                               --------    --------
        Net cash flows provided by operating activities           9,187         922
                                                               --------    --------

Cash flows from investing activities:
   Capital expenditures                                            (164)       (786)
   Proceeds from sales of assets                                    622
                                                               --------    --------

        Net cash flows provided by
          (used  for) investing activities                          458        (786)
                                                               --------    --------
Cash flows from financing activities:
   Proceeds from Industrial Revenue Bond                          7,000
   Equipment loan                                                               925
   Proceeds from secured line of credit                          25,320      25,455
   Repayments under secured line of credit and
     other borrowings                                           (41,004)    (26,027)
   Other                                                             37        (402)
                                                               --------    --------
        Net cash flows used for financing activities             (8,647)        (49)
                                                               --------    --------

        Net increase in cash                                        998          87

Cash at beginning of period                                          34          15
                                                               --------    --------
Cash at end of period                                          $  1,032    $    102
                                                               ========    ========

Supplemental disclosure of cash flows information:
    Cash paid (received) during the period for:
        Interest on debt                                       $    854    $  1,163
        Income taxes                                                       $   (270)

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                Retained       Total
                                                       Common      Paid-in      Earnings    Stockholders'
                                                        Stock      Capital      (Deficit)      Equity
----------------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1996                              $ 48      $20,312      $(11,797)      $8,563
Net income for nine months ended September 30, 1997                                  343          343
Employee purchases of 22,011 shares of common stock                     37                         37
                                                         ----      -------      --------       ------

Balance - September 30, 1997                             $ 48      $20,349      $(11,454)      $8,943
                                                         ====      =======      ========       ======

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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine month and three month periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

      At September 30, 1997, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $3.8 million (net of imputed interest). Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

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

obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated in determining the Company's estimated product liability accrual. The Company and Leslie-Locke have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.

      On May 7, 1996, the Company and Leslie-Locke, and Drew, the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $7.5 million is sought, jointly, and severally, from the Company, Leslie-Locke, Drew and Kinro, based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the reported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Leslie-Locke denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

4.    Long-Term Debt

      The Company has a seasonally adjusted $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million and letters of credit of $1.5 million, with interest payable at 0.625% over the prime rate. At September 30, 1997, the interest rate on this line of credit was 9.125%.

      Pursuant to its bank agreements, the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie-Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements. For the period ended September 30, 1997 the Company was in violation of its working capital requirement and a waiver of such violation was received from BBT.

      On June 1, 1997, the Company obtained financing in the form of a $7 million Industrial Revenue Bond. The proceeds were used to pay the existing mortgage to BBT on the Company's second plant in Burgaw, North Carolina and other debt. The loan is for thirteen years with annual amortization beginning June 1999 and is secured by a letter of credit from BBT which expires after three years. Interest is variable with the market (4.25% per annum at September 30, 1997) and there is a letter of credit fee of 1.9% per annum.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      Leslie Building Products, Inc. ("Leslie Building Products"), including its wholly-owned subsidiary Leslie-Locke, Inc. ("Leslie-Locke") (together, the "Company"), is a diversified manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself home remodeling and residential construction industry. Its products consist of ornamental iron security products (including doors, window guards, fencing and railings), residential ventilation products, metal and fiberglass air distribution products for the HVAC industry, and a full line of door louvers and vision lite products for the architectural door market. This broad range of products is marketed primarily to leading home center chains and, to a lesser extent, to building material distributors, hardware co-ops and mass merchandisers.

RESULTS OF OPERATIONS

Operations

      The results of operations for the nine and three months ended September 30, 1997 and 1996 should not be regarded as indicative of the results that may be expected for the entire year, since operations are seasonal in nature. Operations are historically stronger in the spring and summer months with 60% of sales occurring during the six month period March to August.

      Net sales increased 9.7% for the nine months and 11.5% for the three months ended September 30, 1997 compared to the same period last year, as a result of increased sales of all product lines except static vents, door louvers and ornamental iron. This sales increase is primarily volume related. The increase in ventilation sales are the result of new ventilation product business awarded by two of the Company's major customers in December 1996.

      Gross profit as a percentage of sales declined 3.0% for the nine months and 2.8% for the three months ended September 30, 1997 from the same period last year. Gross profit declined as a result of additional trade discounts given in the first four months of 1997 in connection with acquiring the new business described above. In addition, selling prices were reduced on certain items as a result of competitive pressures, and the Company experienced increases in freight rates. In order to alleviate the impact on profits for 1997, substantial overhead cuts have been made and additional steps to improve manufacturing processes are being developed. In addition, in an effort to focus on its primary products, the Company sold its aluminum rake business in the second quarter and its skylight business in the third quarter. The sale of these two product lines which had revenues of $2.9 million in 1996, or 2% of total revenues, resulted in a breakeven.

      Selling, general and administrative expenses as a percentage of sales is lower than last year. Reductions in fixed administrative costs were partially offset by the increase in market development costs during the first four months of 1997, incurred in connection with acquiring the new business described above, as well as a provision of approximately $250,000 for accounts receivable relating to the Chapter 11 filing of a major customer.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Interest Expense, Net

      Interest expense, net includes interest on bank debt, as well as imputed interest on certain long-term obligations of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary. The reduction in interest expense for the nine months and quarter ended September 30, 1997 results primarily from lower average borrowings under the Company's revolving credit line. The lower borrowings are attributable to lower inventory and improved cash management including faster turnover of receivables. In addition, interest expense was reduced by the refinancing of bank debt by a $7 million Industrial Revenue Bond which has a lower interest rate.

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

Accounting Changes

      Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share", will require presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. When adopted by the Company, the restatement of prior periods' reported earnings per share is not expected to be material.

Other

      Pursuant to a Shared Services Agreement following the spin-off of the Company from Drew Industries Incorporated ("Drew") on July 29, 1994, Drew and Leslie Building Products have shared certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. Drew has been reimbursed by Leslie Building Products for the fair market value of such services. This agreement expires on December 31, 1997 but may be extended. The Company was charged management fees by Drew of $414,000 and $398,000 for the nine months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a seasonally adjusted $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million and letters of credit of $1.5 million, with interest payable at 0.625% over the prime rate. At September 30, 1997 there were no borrowings under this line of credit. The line of credit, of which $8.0 million is available at the close of

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

business of September 30, 1997, is adequate for the Company's anticipated needs. The loan agreement expires in October 1998.

      Pursuant to its bank agreements the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements. For the period ended September 30, 1997 the Company was in violation of its working capital requirement and a waiver of such violation was received from BBT.

      On June 1, 1997, the Company obtained financing in the form of a $7 million Industrial Revenue Bond. The proceeds were used to pay the existing mortgage to BBT on the Company's second plant in Burgaw, North Carolina and other debt. The loan is for thirteen years with annual amortization beginning June 1999 and is secured by a letter of credit from BBT which expires after three years. Interest is variable with the market (4.25% per annum at September 30, 1997) and there is a letter of credit fee of 1.9% per annum.

      The Statements of Cash Flows reflect the following (in thousands):

                                                           Nine Months Ended September 30,
                                                                  1997        1996
-----------------------------------------------------------------------------------------
Net cash flows provided by operating activities                 $ 9,351       $ 922
Net cash flows provided by (used for) investing activities      $   458       $(786)
Net cash flows used for financing activities                    $(8,811)      $ (49)

      Net cash provided by operating activities was $9.4 million in the 1997 period compared to $.9 million in the 1996 period. The seasonal increase in accounts receivable was only $.9 million compared to $2.2 million for the 1996 period as a result of shorter average payment terms. Better production and inventory control resulted in a reduction in inventories, of $6.6 million during the 1997 period compared to an increase of $.5 million during the prior year's period. In addition, inventories were reduced as a result of the Company's sale of its aluminum rake and skylight product lines, the effect of which is included in cash flows from investing activities. Accounts payable and accrued expenses increased $1.6 million in 1997 compared to $.4 million in 1996.

      Cash flows provided by investing activities in 1997 primarily consists of proceeds from the sale of the aluminum rake and skylight product lines reduced by capital expenditures, which were only $.2 million. Capital expenditures aggregated $.8 million for the nine months ended September 30, 1996.

      At September 30, 1997, the estimated future product liability of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary, which is no longer covered by insurance, was approximately $3.8 million (net of imputed interest.) Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears, Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1,657,000 and estimated future product liability losses for the next 20 years, based upon indemnification obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated in determining the Company's estimated product liability accrual. The Company and Leslie-Locke have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.

      On May 7, 1996, the Company and Leslie-Locke, and Drew, the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $7.5 million is sought, jointly, and severally, from the Company, Leslie-Locke, Drew and Kinro, based principally upon the trustee's allegations, previously disclosed by the Company, that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved, which appears to be approximately $7.5 million. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke and Drew which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Leslie-Locke denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

INFLATION

      The prices of raw materials, consisting primarily of steel, aluminum, paint, electric motors and packaging materials are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures.

SUBSEQUENT EVENT

      On October 11, 1997, the Company announced that its Board of Directors is considering strategic alternatives for the Company's long-range business plans.

      Among the alternatives is the sale of all or certain of the three major operating divisions of Leslie Locke, Inc. In this connection, the Company has retained an investment banker to assist in evaluating and possibly disposing of the divisions. During the second and third quarter, Leslie-Locke disposed of two of its smaller operations engaged in the manufacture of skylights and industrial rakes. Operations will continue in the ordinary course while these activities are under way. Specific restructuring plans for the Company are dependent on the outcome of these efforts, and may involve acquisitions of other businesses.

                        LESLIE BUILDING PRODUCTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

      The decision is motivated by the Company's goal to return greater per share value to its shareholders. Since the home improvement products industry is in the midst of fundamental changes, including the rapid consolidation of manufacturers and retailers, this goal is unlikely to be realized in the near future.

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


                                          LESLIE BUILDING PRODUCTS, INC.
                                          Registrant




                                          By  /s/ Fredric M. Zinn
                                              -----------------------------
                                          Fredric M. Zinn
                                          Principal Financial Officer

November 12, 1997