Form 10-K405
period 1997-12-31
LESLIE BUILDING PRODUCTS INC
filed 1998-03-31
CIK 922984

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Year End                                    Commission File Number
    December 31, 1997                                          0-24094

                         LESLIE BUILDING PRODUCTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                           13-3764375
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

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non affiliates of Registrant (computed by reference to the closing price as of March 9, 1998) was $7,391,008.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 9, 1998) was 4,862,624 shares of Common Stock.

Documents Incorporated by Reference

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated by reference into Part III.

================================================================================

Item 1. BUSINESS

Introduction

      Leslie Building Products, Inc. (the "Company"), through its wholly-owned subsidiary Leslie-Locke, Inc. ("Leslie-Locke"), is a manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself remodeling and residential construction industry. Its products consist of (i) ornamental iron security products (including doors, window guards, fencing and railings), (ii) residential ventilation products, and (iii) specialty building products consisting of metal and fiberglass air distribution products for the HVAC industry, and a full line of door louvers and vision lite products for the architectural door market.

      The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York, 10601; telephone number (914) 421 2545. The Common Stock of the Company is traded on the OTC-Bulletin Board (symbol: LBPI).


Recent Event

      On November 12, 1997, the Company announced that its Board of Directors was considering strategic alternatives for the Company's long-range business plans. In this connection, the Company retained Harris Williams & Co. to assist in evaluating, and possibly disposing of, all or certain of the three major operating divisions of the Company's wholly-owned operating subsidiary, Leslie-Locke, Inc.

      The Board's decision is motivated by the Company's desire to achieve greater per share value for its stockholders. The home improvements products business is in the midst of fundamental changes, including the rapid consolidation of manufacturers and retailers, resulting in intense competitive pressure. As a result, the Company's goal of increased per share return to its stockholders is unlikely to be realized in the near future. Although operating management is optimistic about the growth opportunities available to Leslie-Locke, the Board of Directors believes that these opportunities could best be realized by a significantly larger company which is in a better position than the Company to compete in the changing industry. The specific restructuring plans for the Company are dependent upon the ultimate outcome of these efforts.


BUSINESS OF THE COMPANY

      Leslie-Locke's categories of products consist of (i) patented do-it-yourself systems of ornamental iron railings, columns and accessories, security doors and window and door guards; (ii) ventilation devices, including exterior applied static ventilators, energy-free turbine ventilators, power attic ventilators, chimney caps, and whole-house fans, and (iii) specialty building products consisting of metal and fiberglass air distribution products for the HVAC industry, door louvers, and glass frames and vision lite products for architectural doors. Most of these categories of products include a wide variety of styles, sizes and colors resulting in the availability of over 2,000 different products. During 1997, Leslie-Locke sold two of its smaller operations engaged in the manufacture of skylights and industrial rakes.

      Leslie Locke markets its products primarily to leading home center chains and, to a lesser extent, to building material wholesalers, to commercial and residential builders, and to remodelers and renovators. Approximately 70% of the Company's consolidated net sales for 1997 were made by Leslie-Locke to The Home Depot, Inc. Leslie-Locke has no long-term contracts for sales to The Home Depot. While Leslie Locke competes with well over 100 national and regional manufacturers, management believes that none of these suppliers offers the full line of products offered


                                        (2)
by Leslie Locke. Leslie-Locke's broad range of products makes it an important supplier to leading national retail outlets. Leslie-Locke's products are marketed by a nationwide sales force consisting of six sales personnel working exclusively for Leslie-Locke, and 64 manufacturers' representatives and distributors.

      Sales of Leslie Locke's products are somewhat seasonal in nature, resulting in approximately 60% of its sales in the six-month period from March through August. However, the wide variety of products offered by Leslie-Locke to renovators and remodelers, and to a lesser extent to builders of new construction, reduces the effects of cyclical changes experienced by businesses solely dependent upon new construction.

      Raw materials utilized by Leslie Locke, consisting of steel, aluminum, electric motors, fan blades and other components and accessories, are readily available from a number of sources. Manufacturing operations consist primarily of stamping or roll forming component parts from purchased steel or aluminum coil, followed by painting and various assembly operations to create finished products.

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

      In December 1986, Leslie-Locke acquired White Metal Rolling and Stamping Corp. ("White Metal"), a manufacturer of aluminum consumer and industrial ladders. After an initial period of profitable operations, the ladder operation incurred substantial operating losses as a result of competitive market conditions, volatile raw material costs, and product liability claims which became uninsured as a result of the insolvency of several of its insurance carriers in the late 1980's. Because of these losses, White Metal's ladder manufacturing operations were discontinued as of November 1990 and its assets were sold. On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. See "Item 3. Legal Proceedings" and Note 5 of Notes to Consolidated Financial Statements.

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

      Pursuant to a Shared Services Agreement, the Company and Drew agreed to share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of the independent audit, stockholder relations, and regulatory matters. The Company reimburses Drew for the fair market value of such services. The Agreement expired on December 31, 1997 and was extended to December 31, 1998.

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


                                        (3)

      The approximate number of persons employed full-time by Leslie-Locke at December 31, 1997 was 469. None of Leslie-Locke's employees are represented by a union. The Company believes that relations with Leslie-Locke's employees are good.

Item 2. PROPERTIES

      Leslie Locke leases two and owns two manufacturing and warehouse facilities consisting of an aggregate of approximately 557,000 square feet, in Compton, California (two); and Burgaw, North Carolina (two), and leases its corporate offices in Atlanta, Georgia consisting of approximately 17,000 square feet of office space.

      See Note 11 of Notes to Consolidated Financial Statements with respect to the Company's lease obligations as of December 31, 1997.

Item 3. LEGAL PROCEEDINGS

      The ladder manufacturing business formerly conducted by White Metal, Leslie-Locke's subsidiary, ceased operations in 1990. On September 30, 1994, the date White Metal filed a voluntary petition seeking liquidation under chapter 7, there were approximately 45 pending personal injury claims against White Metal in various stages of demand or litigation, alleging a variety of injuries. The initial demands made by claimants range from nominal amounts to several million dollars; however, the average settlement amount of a claim against White Metal had been in the range of $30,000. White Metal anticipates that additional claims may be asserted in the future. As of December 31, 1997, based on past actuarial studies and past experience, White Metal's estimated future product liability was approximately $3.9 million, representing existing and future claims and associated administrative costs. Most of White Metal's product liability insurance has either expired or was provided by insurers that are now insolvent. As a result, White Metal became self-insured for a substantial portion of pending, and virtually all new, product liability claims. As a result of the chapter 7 petition, all litigation against White Metal was stayed. Under certain circumstances, the Bankruptcy Court could lift the stay and permit litigation of specific claims to proceed.

      Prior to White Metal's chapter 7 petition, Leslie-Locke had been named as a defendant in one personal injury case based on allegations of White Metal's negligence in the manufacture of ladders, and an attempt was made to name Leslie-Locke as a defendant in a second case. In the second case, the claim against Leslie-Locke was dismissed by the court. The first case was settled by White Metal upon payment made by the insurer. In September 1995, Leslie-Locke was joined as a defendant in a personal injury action pending against White Metal and other defendants on the theory that Leslie-Locke is the successor of White Metal and assumed White Metal's liabilities. The case has been dormant since January 1996 as a result of the commencement of bankruptcy proceedings by another of the defendants. Because neither the Company nor Leslie-Locke are engaged in the manufacture or marketing of ladders, and because the Company and Leslie-Locke have maintained separate and distinct corporate entities, businesses, manufacturing facilities and operations from White Metal and did not assume White Metal's liabilities or succeed to its business, the Company and Leslie-Locke disclaim any liability for the obligations of White Metal. In April 1996, the Company was named as a defendant in another White Metal related personal injury case on the theory that the Company is the successor of White Metal. The Company made a motion to dismiss the action, plaintiff failed to respond, and the action against the Company was dismissed on default. There can be no assurance that in the future any claim brought against White Metal, which is asserted against the Company or Leslie-Locke, will be dismissed. Moreover, while the Company and Leslie-Locke will vigorously oppose and defend any White Metal


                                        (4)
claim asserted against them, because claims against White Metal are asserted in various jurisdictions, it is impossible to predict the outcome of any future litigation involving these matters.

      On May 7, 1996, the Company and Leslie-Locke, and Drew, the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million is sought, jointly and severally, from the Company, Leslie-Locke, Drew and Kinro. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the purported value of the tax savings achieved. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Leslie-Locke denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that the defense of this proceeding will not have a material adverse impact on the Company's financial condition or results of operations.

      Neither the Company nor Leslie-Locke is a party to any other legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                        (5)

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 1997.

Name                      Position
Leigh J. Abrams      President, Chief Executive Officer and Director of the
(Age 55)             Company since July 1994.

Edward W. Rose, III  Chairman of the Board of Directors of the Company since
(Age 56)             July 1994.

Ralph C. Pepper      Director since July 1994.
(Age 55)

James F. Gero        Director since July 1994.
(Age 52)

Marshall B. Payne    Director since July 1994.
(Age 40)

Fredric M. Zinn      Chief Financial Officer of the Company since July 1994.
(Age 46)

Harvey J. Kaplan     Secretary and Treasurer of the Company since July 1994.
(Age 63)

      LEIGH J. ABRAMS, for more than the past five years has also been President, Chief Executive Officer and a Director of Drew.

      EDWARD W. ROSE, III, for more than the past five years, has been President and principal stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as the Co-Managing General Partner of the Texas Rangers Baseball Team, and as a director of the following public companies:
Osprey Holding, Inc., previously engaged in selling computer software for hospitals; and ACE Cash Express, Inc. engaged in check cashing services. Mr. Rose is also Chairman of the Board of Drew.

      RALPH C. PEPPER, since April 1989, has been the President of Leslie-Locke, Inc., a subsidiary of the Company. From August 1985, to April 1989, Mr. Pepper held various executive offices with Leslie-Locke, Inc.

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of defense electronics, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Mr. Gero also serves as a director of the following public companies:
Recognition Equipment, Inc., engaged in providing hardware, software and services to automate work processing systems; American Medical Electronics, Inc., engaged in manufacturing and distributing orthopedic and neurosurgical medical devices; and Spar Aerospace Ltd., engaged in space robotics, communications equipment and aerospace products and services. Mr. Gero is a Director of Drew.


                                        (6)

      MARSHALL B. PAYNE, for more than the past five years, has been Vice President of Cardinal Investment Company, Inc., an investment firm. Mr. Payne also serves as a director of the following public companies: Osprey Holding, Inc., previously engaged in selling computer software for hospitals; and ACE Cash Express, Inc., engaged in check cashing services.

      FREDRIC M. ZINN, a certified public accountant, for more than the past five years, has also been Chief Financial Officer of Drew.

      HARVEY J. KAPLAN, a certified public accountant, for more than the past five years, has also been Secretary and Treasurer of Drew.

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

      Based on its review of the copies of such forms received by it, the Company believes that during 1997 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder other than Edward W. Rose, III a Director) were complied with.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Per Share Market Price Information

      The Common Stock of the Company is traded on the OTC-Bulletin Board (symbol: LBPI). On March 9, 1998, there were 2,376 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.


                                        (7)

      The table below sets forth, for the periods indicated, the range of high and low prices per share for the Common Stock as reported by the National Association of Securities Dealers. The prices set forth below represent quotations between dealers, without adjustment for retail mark up, mark down or commissions, and do not necessarily represent actual transactions.

                                                          High      Low
                                                          ----      ---
         Calendar 1996
            Quarter ended March 31...................... $ 2.25   $ 2.13
            Quarter ended June 30....................... $ 2.38   $ 2.06
            Quarter ended September 30.................. $ 4.25   $ 2.06
            Quarter ended December 31................... $ 3.63   $ 3.13

         Calendar 1997
            Quarter ended March 31...................... $ 2.75   $ 1.38
            Quarter ended June 30....................... $ 1.81   $ 1.13
            Quarter ended September 30.................. $ 1.75   $ 1.25
            Quarter ended December 31................... $ 2.50   $ 1.19

      The closing price per share for the common stock on March 9, 1998 was $2.63.

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

      The Company's dividend policy is subject to restrictions contained in financing agreements relating to its secured line of credit, which provide that dividends upon the Common Stock may be payable only with the consent of the lender. See Note 7 of Notes to Consolidated Financial Statements.


                                        (8)

Item 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included herein (in thousands, except per share amounts):

                                                            Year Ended December 31,
                                          -------------------------------------------------------
                                            1997       1996        1995       1994(a)     1993(a)
-------------------------------------------------------------------------------------------------
Operating Data:
  Net sales                               $ 88,325   $ 82,154    $ 75,993    $ 71,105    $ 63,689
                                          ========   ========    ========    ========    ========
  Operating profit (loss)                 $  1,503   $  2,299    $ (6,970)   $ (3,272)   $     29
                                          ========   ========    ========    ========    ========

  Income (loss) before income taxes       $    279   $    627    $ (8,069)   $ (4,202)   $ (1,000)
  Provision (benefit) for income taxes                                            264        (274)
                                          --------   --------    --------    --------    --------
  Net income (loss)                       $    279   $    627    $ (8,069)   $ (4,466)   $   (726)
                                          ========   ========    ========    ========    ========

  Net income (loss) per share (basic)(b)  $    .06   $    .13    $  (1.68)   $   (.93)   $   (.15)
                                          ========   ========    ========    ========    ========
  Net income (loss) per share (diluted)   $    .06   $    .13    $  (1.68)   $   (.93)   $   (.15)
                                          ========   ========    ========    ========    ========

Balance Sheet Data (at end of period):
  Working capital                         $  4,281   $ 11,241    $  7,015    $  7,929    $  8,631
  Total assets                            $ 34,129   $ 41,957    $ 38,749    $ 38,153    $ 35,242
  Long-term debt                          $  8,964   $ 17,598    $ 14,749    $  5,225    $ 10,522
  Stockholders' Equity                    $  8,885   $  8,563    $  7,868    $ 15,921    $ 12,780

----------

(a) Operating results for 1995, 1994 and 1993 include pretax charges of $2,816,000, $4,433,000 and $1,035,000, respectively, in connection with facilities restructuring. In addition, operating results for 1995 include a pretax charge of $5,092,000 relating to a write-off of goodwill. See Notes 9 and 10 of Notes to Consolidated Financial Statements.

(b) Net loss per share for 1994 and prior is based upon 4,787,393 pro forma shares, the number of shares distributed by Drew Industries Incorporated as of July 29, 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Leslie Building Products, Inc. ("Leslie Building Products"), including its wholly-owned subsidiary Leslie-Locke, Inc. ("Leslie-Locke") (together, the "Company"), is a diversified manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself remodeling and residential construction industry. Its products, which are manufactured and marketed through three operating divisions, consist of (i) ornamental iron security products (including doors, window guards, fencing and railings), (ii) residential ventilation products, and (iii) speciality building products consisting of metal and fiberglass air distribution products for the HVAC industry, and a full line of door louvers and vision lite products for the architectural door market. This broad range of products is marketed primarily to leading home center chains and, to a lesser extent, to building material distributors, hardware co-ops and mass merchandisers.


                                        (9)

RESULTS OF OPERATIONS

Operations

      Net sales, gross margin and operating profit are (in thousands):

                                                      Year Ended December 31,
                                                 -------------------------------
                                                   1997       1996       1995
--------------------------------------------------------------------------------
Net sales                                        $ 88,325   $ 82,154   $ 75,993
                                                 ========   ========   ========

Gross profit                                     $ 15,013   $ 15,498   $ 13,483
Less:
  Selling, general and administrative expenses     13,510     13,199     12,545
  Facilities restructuring charge                                         2,816
  Revaluation of goodwill                                                 5,092
                                                 --------   --------   --------
Operating profit (loss)                          $  1,503   $  2,299   $ (6,970)
                                                 ========   ========   ========


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Net sales increased 7.5% for 1997 compared to the prior year, as a result of increased sales of all product lines except static vents, door louvers and ornamental iron. This sales increase is primarily volume related. The increase in ventilation sales, excluding static vents, is the result of new ventilation product business awarded by two of the Company's major customers in December 1996. Approximately 70% of net sales are to The Home Depot.

      Gross profit as a percentage of sales declined 1.9% from the prior year. Gross profit declined as a result of additional trade discounts given in the first four months of 1997 in connection with acquiring the new business described above. In addition, selling prices were reduced on certain items as a result of competitive pressures, and the Company experienced increases in freight rates. Offsetting this negative impact on profits was an increase in production efficiencies including substantial overhead cuts. The Company also obtained price reductions on certain raw materials and components. In addition, in an effort to focus on its primary products, the Company sold its aluminum rake business and its skylight business. These two product lines, which had revenues of $2.9 million in 1996, or 3% of total revenues, were sold at a breakeven.

      Selling, general and administrative expenses as a percentage of sales is lower than last year. Reductions in fixed administrative costs were partially offset by the increase in market development costs during the first four months of 1997, incurred in connection with acquiring the new business described above, as well as a provision of approximately $240,000 for accounts receivable relating to the Chapter 11 filing of a major customer.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Net sales increased 8% over 1995 primarily as a result of continuing volume increases in ventilation products, ductwork and security products offset by a reduction in skylight sales and the discontinuance of postal product sales. Sales to The Home Depot accounted for 58% of the Company's net sales in 1996 and 54% in 1995.

      Operating profit was $2,299,000 for 1996 compared to $938,000 before charges for facilities restructuring and the revaluation of goodwill in 1995. Gross profit percentage increased to 18.9% in 1996 from 17.7% in 1995 as a result of reduced material costs and improved efficiencies at the new plant in Burgaw, North Carolina. Increases in freight rates during the latter part of 1996 have had a continuing impact on 1997 margins.


                                        (10)

      Selling expenses as a percentage of sales increased from 10.1% in 1995 to 10.5% in 1996 as a result of increases in commission rates and volume rebates. General and administrative expenses decreased $276,000 in 1996, due to (i) lower compensation related costs, (ii) $114,000 of goodwill amortization incurred in 1995 compared to none in 1996, and (iii) lower charges pursuant to a Shared Services Agreement with Drew.

Restructuring

      In December 1994, the Board of Directors of the Company approved a plan to restructure its manufacturing facilities in order to achieve more efficient and less costly manufacturing and distribution of its products. The plan involved
(i) expanding the Company's facility in Burgaw, North Carolina by 157,000 square feet, (ii) closing the Company's facilities in Chicago, Illinois and Atlanta, Georgia and (iii) transferring operations of the closed facilities to the new Burgaw factory and the Company's existing facility in Compton, California. The Company recorded total pretax restructuring charges of $4,433,000 in 1994 and $2,816,000 in 1995. The restructuring was substantially completed by December 31, 1995, and the restructuring reserve is -0- at December 31, 1997.

      Expenditures and non-cash write-offs against this accrual were:

                                                                1997     1996     1995
--------------------------------------------------------------------------------------
Idle plant expenses net of estimated sublease income          $  427   $1,214   $3,550
Expenses pursuant to the Company's existing post-employment
  and pension plans                                                9      367      669
Other                                                                              290
                                                              ------   ------   ------
     Total                                                    $  436   $1,581   $4,509
                                                              ======   ======   ======

Revaluation of Goodwill

      In 1995, because operating results fell short of expectations and the Company's stock price was below book value, the Company reevaluated its accounting policy regarding goodwill impairment and adopted a new policy for recognition and measurement of goodwill impairment based on a fair value approach. The Company believes fair value is a preferable method to assess goodwill as it believes that the value at which individual businesses could be bought and sold in an arms-length transaction between a willing buyer and seller is the most reasonable evidence and, therefore, the most relevant measure of their value. The Company obtained an independent appraisal to determine the fair value of its sole operating subsidiary, Leslie-Locke, to which the goodwill relates. The determination of fair value was based on, among other things, market comparables, discounted cash flow analyzes and a stock market valuation of the Company. The stock market valuation of the Company was a reasonable substitute for the value of Leslie-Locke since Leslie-Locke was the only operating subsidiary of the Company. This change in the method of evaluating the impairment and recoverability of goodwill resulted in a pretax charge to operations of $5,092,000 in 1995 in order to write off the entire balance of the goodwill. Goodwill amortization had been $170,000 per year.

Interest Expense, Net

      The reduction in interest expense from $1,672,000 in 1996 to $1,224,000 in 1997 results primarily from lower average borrowings under the Company's revolving credit line. The lower borrowings are attributable to lower inventory and improved cash management including faster turnover of receivables. In addition, interest expense was reduced by the refinancing of bank debt by a $7 million Industrial Revenue Bond which has a lower interest rate.

      Interest costs on the Company's revolving debt increased from $406,000 in 1995 to $667,000 in 1996 primarily as a result of increased debt caused by the costs of the restructuring in the latter part of 1995 and continuing into early 1996. Other interest increased $313,000 primarily as a result of the mortgage loans and equipment loan


                                        (11)
relating to the construction of the plants in Burgaw, North Carolina, which were outstanding for the entire year in 1996 and only part of 1995.

Income Taxes

      The Company's income tax provision is recorded pursuant to the requirements of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). At December 31, 1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4.1 million, of which $3.7 million expires in the year 2010 and $.4 million expires in the year 2011. The Company has net deferred tax assets at December 31, 1997 of $4.5 million, however, due to the uncertainty of future realization no income tax benefit has been recorded. No income tax provision has been recorded in 1997 because the Company had losses for financial statement purposes in prior years, primarily related to restructuring charges, on which no tax benefit was recorded.

New Accounting Standards

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting both basic and diluted earnings per share ("EPS"). Basic EPS represents the earnings available to each common share outstanding during the reporting period. Diluted EPS reflect the earnings available to each common share after the effect of all potentially dilutive common shares, such as stock options. All prior period income per share data have been restated to conform with SFAS No. 128.

      In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits companies either to adopt a new method of accounting for employee stock options and similar equity instruments or to continue following the historical accounting method with supplemental pro forma disclosures. The Company is continuing its historical practice, and provides the necessary additional information in footnote disclosure.

      In June 1997, the Financial Accounting Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. These statements address presentation and disclosure matters and will have no impact on the company's financial position or results of operations.

Other

      Pursuant to a Shared Services Agreement with Drew Industries Incorporated ("Drew"), the Company's former parent, Drew and Leslie Building Products have shared certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. Drew has been reimbursed by Leslie Building Products for the fair market value of such services. This Agreement expires on December 31, 1998 but may be extended. The Company was charged management fees by Drew of $526,000 in 1997, $509,000 in 1996 and $588,000 in 1995.


                                        (12)

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million, seasonally adjusted and depending upon collateral availability, and letters of credit of $1.5 million, with interest payable at 0.625% over the prime rate. The line of credit, of which $6 million is available at the close of business on December 31, 1997, is adequate for the Company's anticipated needs. The loan agreement expires in July 1999.

      Pursuant to its bank agreements the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie-Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements. The most significant financial covenants compared to Leslie- Locke's results for the most recent reported period, are as follows (in thousands, except ratios):

                                                          As of December 31, 1997 or
                                                            For the Year Then Ended
                                                 -----------------------------------------
                                                           Bank
                                                         Covenant           Actual Results
                                                         --------           --------------
Consolidated Tangible Net Worth, as defined.....      At least $8,500          $8,775
Debt to Worth Ratio, as defined................. Not greater than 3.9 to 1        2.9
Working Capital, as defined.....................      At least $3,000          $4,316
Debt Service Coverage Ratio, as defined.........     At least 1.5 to 1            1.9

      The Statements of Cash Flows reflect the following (in thousands):

                                                                  Year Ended December 31,
                                                              --------------------------------
                                                                1997        1996        1995
----------------------------------------------------------------------------------------------
Net cash flows  provided by (used for) operating activities   $ 11,279    $ (2,439)   $ (2,340)
Net cash flows  provided by (used for) investing activities   $    463    $   (841)   $ (7,827)
Net cash flows (used for) provided by financing activites     $ (8,873)   $  3,299    $  9,912

      Net cash provided by operating activities was $11.3 million in 1997 compared to $2.6 million used for operations in 1996. Receivables were reduced by $1.9 million in 1997 compared to an increase of $.2 million in 1996 as a result of shorter average terms given to customers. Inventories decreased $6.1 million in 1997 compared to an increase of $4.6 million in 1996. The inventory reduction in 1997 is a result of management's effort to reduce debt by more efficient asset management. The inventory buildup in 1996 resulted from increased levels of production in anticipation of increased 1997 sales to two major customers.

      Cash flows provided by investing activities in 1997 primarily consists of proceeds from the sale of the aluminum rake and skylight product lines reduced by capital expenditures, which were only $.3 million. Capital expenditures aggregated $.8 million for 1996 and $7.9 million for 1995. The capital expenditures in 1995 relate primarily to the construction of a new plant in Burgaw, North Carolina. Cash required for the 1995 capital expenditures was provided primarily by the mortgage and equipment loans from BBT. The mortgage was replaced by an Industrial Revenue Bond in 1997.

      Cash flows generated from operations in 1997 were used to reduce debt by $8.9 million with the balance invested in cash. There is no revolving debt at December 31, 1997 and mortgage debt consists primarily of an Industrial Revenue Bond of $7 million. Seasonal borrowings will be required in 1998.


                                        (13)

      At December 31, 1997, the estimated future product liability of White Metal, Leslie-Locke's discontinued ladder manufacturing subsidiary, which is no longer covered by insurance, was approximately $3.9 million. Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1.7 million and estimated future product liability losses for the next 20 years, based upon indemnification obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated in determining the Company's estimated product liability accrual. The Company and Leslie-Locke have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.

      On May 7, 1996, the Company and Leslie-Locke, and Drew, the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $7.5 million is sought, jointly, and severally, from the Company, Leslie-Locke, Drew and Kinro. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the reported value of the tax savings achieved. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Leslie-Locke denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

INFLATION

      The prices of raw materials, consisting primarily of steel, aluminum, paint, electric motors and packaging materials are influenced by demand and other factors specific to these commodities rather than being directly affected by inflationary pressures.

STRATEGIC ALTERNATIVES

      On November 12, 1997, the Company announced that its Board of Directors was considering strategic alternatives for the Company's long-range business plans. In this connection, the Company retained Harris Williams & Co. to assist in evaluating, and possibly disposing of, all or certain of the three major operating divisions of the Company's wholly-owned operating subsidiary, Leslie-Locke, Inc.

      The Board's decision is motivated by the Company's desire to achieve greater per share value for its stockholders. The home improvements products business is in the midst of fundamental changes, including the rapid consolidation of manufacturers and retailers, resulting in intense competitive pressure. As a result, the Company's goal of increased per share return to its stockholders is unlikely to be realized in the near future. Although operating management is optimistic about the growth opportunities available to Leslie-Locke, the Board of Directors believes


                                        (14)
that these opportunities could best be realized by a significantly larger company which is in a better position than the Company to compete in the changing industry. The specific restructuring plans for the Company are dependent upon the ultimate outcome of these efforts.

YEAR 2000

      The company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The computing portfolio was identified and a computer upgrade plan has been developed. The cost of achieving Year 2000 compliance is estimated to be approximately $.8 million to $1.5 million and will be incurred through 1999.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This report contains certain statements, including the Company's plans regarding its operating performance which could be construed to be forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements reflect the Company's current views with respect to future plans, events and financial performance. The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include pricing pressures due to competition, raw material costs, housing starts, interest rates, and the Year 2000 problem discussed above. In addition, general economic conditions may affect the retail sale of the Company's products.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and Schedule of the Company and its subsidiaries pursuant to this Item and Item 14 of this Report are set forth in the Index to Consolidated Financial Statements included herein.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 21, 1998.


                                      (15)

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8 K

      (a) Documents Filed

            (1) Financial Statements. See " Index to Consolidated Financial Statements."

            (2)   Schedule. See " Index to Consolidated Financial Statements."

            (3) Exhibits. See "List of Exhibits" at the end of this report incorporated herein by reference.

      (b) Reports on Form 8 K

            No Current Reports on Form 8-K were filed during the quarter ended December 31, 1997.


                                      (16)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LESLIE BUILDING PRODUCTS, INC.


Date: March 23, 1998                   By: /s/ Leigh J. Abrams
                                           -------------------
                                       Leigh J. Abrams, President

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


Date               Signature                     Title

March 23, 1998     By:/s/Leigh J. Abrams         Director, President and Chief
                      ---------------------
                       (Leigh J. Abrams)         Executive Officer

March 23, 1998     By:/s/Harvey J. Kaplan        Secretary and Treasurer
                      ---------------------
                       (Harvey J. Kaplan)

March 23, 1998     By:/s/Fredric M. Zinn         Chief Financial Officer
                      ---------------------
                       (Fredric M. Zinn)

March 23, 1998     By:/s/John F. Cupak           Controller
                      ---------------------
                       (John F. Cupak)

March 23, 1998     By:/s/Edward W. Rose, III     Director
                      ---------------------
                       (Edward W. Rose, III)

March 23, 1998     By:/s/ James F. Gero          Director
                      ---------------------
                       (James F. Gero)

March 23, 1998     By:/s/Ralph C. Pepper         Director
                      ---------------------
                       (Ralph C. Pepper)

March 23, 1998     By:/s/Marshall B. Payne       Director
                      ---------------------
                       (Marshall B. Payne)


                                      (17)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

      Independent Auditors' Report

      Consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995

      Consolidated balance sheets at December 31, 1997 and 1996

      Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995

Consolidated statements of stockholders' equity for the years ended December 31, 1997, 1996 and 1995

      Notes to consolidated financial statements

Consolidated Financial Statement Schedules for the years ended December 31, 1997, 1996 and 1995

      Schedule II - Valuation and Qualifying Accounts

      Schedules other than that listed above are omitted as they are not applicable or the information required is included in the consolidated financial statements and notes thereto.


                                        (18)

                          Independent Auditors' Report

The Board of Directors
Leslie Building Products, Inc.:

We have audited the consolidated balance sheets of Leslie Building Products, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leslie Building Products, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       /s/ KPMG Peat Marwick LLP

Stamford, Connecticut
February 18, 1998


                                        (19)

                         LESLIE BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year Ended December 31,
                                                 -------------------------------
                                                     1997       1996       1995
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net sales (Note 14)                              $ 88,325   $ 82,154   $ 75,993
Cost of sales                                      73,312     66,656     62,510
                                                 --------   --------   --------
  Gross profit                                     15,013     15,498     13,483

Selling, general and administrative expenses       13,510     13,199     12,545
Restructuring expense (Note 9)                                            2,816
Revaluation of goodwill (Note 10)                                         5,092
                                                 --------   --------   --------
  Operating profit (loss)                           1,503      2,299     (6,970)

Interest expense, net                               1,224      1,672      1,099
                                                 --------   --------   --------

  Net income (loss) before income taxes               279        627     (8,069)
Provision for income taxes (Note 8)
                                                 --------   --------   --------

  Net income (loss)                              $    279   $    627   $ (8,069)
                                                 ========   ========   ========

Net income (loss) per share (basic) (Note 12)    $    .06   $    .13   $  (1.68)
                                                 ========   ========   ========

Net income (loss) per share (diluted) (Note 12)  $    .06   $    .13   $  (1.68)
                                                 ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      (20)

                         LESLIE BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                                 -----------------
                                                                                  1997       1996
--------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
  Cash and short-term investments                                                $ 2,903   $    34
  Accounts receivable, trade, less allowances of $627 in 1997 and $404 in 1996     5,527     7,815
  Inventories (Note 2)                                                            10,181    16,891
  Prepaid expenses and other current assets                                        1,294     1,455
                                                                                 -------   -------
         Total current assets                                                     19,905    26,195

Fixed assets, net (Note 3)                                                        13,698    15,320
Other assets                                                                         526       442
                                                                                 -------   -------
         Total assets (Note 7)                                                   $34,129   $41,957
                                                                                 =======   =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt (Note 7)                                  $   651   $   933
  Accounts payable, trade                                                          5,957     6,442
  Accrued expenses and other current liabilities (Notes 4 and 9)                   5,163     3,882
  Discontinued operations, net (Note 5)                                            3,853     3,697
                                                                                 -------   -------
         Total current liabilities                                                15,624    14,954

Long-term debt (Note 7)                                                            8,964    17,598
Other long-term liabilities (Note 6)                                                 656       842
                                                                                 -------   -------
         Total liabilities                                                        25,244    33,394
                                                                                 -------   -------

Commitments and Contingencies (Notes 5 and 11)

Stockholders' equity (Notes 7 and 12)
  Common stock, par value $.01 per share: authorized 20,000,000 shares;
    issued and outstanding 4,860,178 shares in 1997 and 4,833,075 shares in 1996      48        48
  Paid-in capital                                                                 20,355    20,312
  Accumulated deficit                                                            (11,518)  (11,797)
                                                                                 -------   -------
     Total stockholders' equity                                                    8,885     8,563
                                                                                 -------   -------

         Total liabilities and stockholders' equity                              $34,129   $41,957
                                                                                 =======   =======

The accompanying notes are an integral part of these consolidated financial statements.


                                           (21)

                         LESLIE BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
-----------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
Net income (loss)                                                                $    279    $    627    $ (8,069)
Adjustments to reconcile net income (loss) to cash flows
   provided by (used for ) operating activities:
      Revaluation of goodwill                                                                               5,092
      Provision for restructuring                                                                           2,816
      Depreciation and amortization                                                 1,882       2,051       1,792
      Deferred taxes                                                                                          389
      Provision for accounts receivable                                               359          84          36
      Loss (gain) on disposal of fixed assets                                          28          19          (4)
      Changes in assets and liabilities:
           Accounts receivable, net                                                 1,929        (192)       (140)
           Inventories                                                              6,125      (4,649)        116
           Prepaid expenses and other assets                                          (89)        339        (316)
           Accounts payable, accrued expenses and other
                current liabilities                                                   749        (877)     (4,007)
           Other noncurrent liabilities                                              (139)          3         (45)
                                                                                 --------    --------    --------
           Net cash flows provided by (used for) operating
                activities from continuing operations                              11,123      (2,595)     (2,340)
Cash flows from discontinued operations                                               156         156          78
                                                                                 --------    --------    --------
           Net cash flows provided by (used for) operating activities              11,279      (2,439)     (2,262)
                                                                                 --------    --------    --------
Cash flows from investing activities:
   Capital expenditures                                                              (254)       (845)     (7,871)
   Proceeds from sales of assets                                                      717           4          44
                                                                                 --------    --------    --------
           Net cash flows provided by (used for) investing activities                 463        (841)     (7,827)
                                                                                 --------    --------    --------
Cash flows from financing activities:
   Industrial Revenue Bond                                                          7,000
   Mortgage loan                                                                                            4,313
   Equipment loan                                                                                 925       2,075
   Proceeds from secured line of credit and other borrowings                       30,614      35,089      34,800
   Repayments under secured line of  credit and other borrowings                  (46,530)    (32,783)    (31,018)
   Proceeds from employee purchases of common stock                                    43          68          16
   Other                                                                                                     (274)
                                                                                 --------    --------    --------
           Net cash flows (used for) provided by financing activities              (8,873)      3,299       9,912
                                                                                 --------    --------    --------
           Net increase (decrease) in cash                                          2,869          19        (177)
Cash at beginning of year                                                              34          15         192
                                                                                 --------    --------    --------
Cash and short-term investments at end of year                                   $  2,903    $     34    $     15
                                                                                 ========    ========    ========
Supplemental disclosure of cash flows information:
   Cash paid (received) during the year for:
      Interest on debt                                                           $  1,010    $  1,567    $    779
      Income tax (refunds) net of payments                                                   $   (270)   $     29

The accompanying notes are an integral part of these consolidated financial statements.

                                      (22)

                         LESLIE BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                       Total
                                           Common     Paid-in     Accumulated      Stockholders'
                                            Stock     Capital       Deficit           Equity
-----------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1994                  $ 48    $ 20,228      $  (4,355)         $ 5,921

   Net loss                                                           (8,069)           8,069)
   Employee purchases of 9,527 shares                      16                              16
                                             ----    --------      ---------          -------
Balance - December 31, 1995                    48      20,244        (12,424)           7,868

   Net income                                                            627              627
   Employee purchases of 36,155 shares                     68                              68
                                             ----    --------      ---------          -------
Balance - December 31, 1996                    48      20,312        (11,797)           8,563

   Net income                                                            279              279
   Employee purchases of 27,103 shares                     43                              43
                                             ----    --------      ---------          -------
Balance - December 31, 1997                  $ 48    $ 20,355      $ (11,518)         $ 8,885
                                             ====    ========      =========          =======

The accompanying notes are an integral part of these consolidated financial statements.


                                      (23)

                         LESLIE BUILDING PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The Consolidated Financial Statements include the accounts of Leslie Building Products and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's only active wholly-owned subsidiary, Leslie-Locke, Inc. ("Leslie-Locke") manufactures and markets a wide variety of specialty building products for the professional and do-it-yourself remodeling and residential construction industry. Its products, which are manufactured and marketed through three operating divisions, consist of (i) ornamental iron security products (including doors, window guards, fencing and railings), (ii) residential ventilation products, and (iii) speciality building products consisting of metal and fiberglass air distribution products for the HVAC industry, and a full line of door louvers and vision lite products for the architectural door market. Approximately 70% of Leslie-Locke's sales are to The Home Depot.

Inventories

      Inventories are stated at the lower of cost (using the last-in, first-out, and first-in, first-out methods) or market. Cost includes material, labor and overhead (for manufactured products); market is replacement cost or realizable value after allowance for costs of distribution.

Fixed Assets

      Fixed assets are depreciated principally on a straight-line basis over the estimated useful lives of properties and equipment. Leasehold improvements and leased equipment are amortized over the shorter of the lives of the leases or the underlying assets. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized.

Goodwill

      During 1995, the Company reevaluated its accounting policy towards measurement of goodwill and changed to a fair value method. See Note 10. Previously, the primary indicators of recoverability were current or forecasted profitability, measured by profit before interest, but after amortization of the goodwill.

Income Taxes

      The Company and its subsidiaries file separate Federal and state income tax returns. The Company's subsidiaries generally file separate state income tax returns on the same basis as the Federal income tax returns.


                                      (24)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Standards

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting both basic and diluted earnings per share ("EPS"). Basic EPS represents the earnings available to each common share outstanding during the reporting period. Diluted EPS reflect the earnings available to each common share after the effect of all potentially dilutive common shares, such as stock options.

      In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits companies either to adopt a new method of accounting for employee stock options and similar equity instruments or to continue following the historical accounting method with supplemental pro forma disclosures. The Company is continuing its historical practice, and provides the necessary additional information in footnote disclosure.

Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) INVENTORIES

Inventories consist of the following (in thousands):

                                              1997         1996
-----------------------------------------------------------------


Finished goods                              $  5,886     $ 11,482
Work in process                                1,143        1,769
Raw materials                                  3,651        4,143
                                            --------     --------
                                              10,680       17,394
Adjustment to LIFO cost basis                   (499)        (503)
                                            --------     --------
     Total                                  $ 10,181     $ 16,891
                                            ========     ========


      Inventories stated at LIFO amounted to $6,352,000 at December 31, 1997 and $9,916,000 at December 31, 1996.


                                      (25)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) FIXED ASSETS

Fixed assets, at cost, consist of the following (in thousands):

                                                                          Estimated
                                                                        Useful Life
                                                     1997       1996       In Years
-----------------------------------------------------------------------------------
Land                                              $   595    $   595
Buildings and improvements                          9,676      9,648         40
Leasehold improvements                                635        635      5 to 15
Machinery and equipment                             9,105      9,586      5 to 10
Automotive equipment                                   27         27       2 to 4
Furniture and fixtures                              1,982      1,843      3 to 10
                                                  -------    -------
                                                   22,020       22,334
Less accumulated depreciation and amortization      8,322      7,014
                                                  -------    -------
           Fixed assets, net                      $13,698    $15,320
                                                  =======    =======

      Depreciation and amortization of fixed assets consists of (in thousands):

                                                            1997      1996      1995
-------------------------------------------------------------------------------------
Charges to cost of sales                                   $1,500    $1,671    $1,389
Charges to selling, general and administrative expenses       216       214       177
                                                           ------    ------    ------

        Total                                              $1,716    $1,885    $1,566
                                                           ======    ======    ======


(4) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

                                                               1997      1996
------------------------------------------------------------------------------
Accrued advertising, sales allowances and related services    $2,309    $1,326
Accrued expenses and other                                     2,854     2,556
                                                              ------    ------

     Total                                                    $5,163    $3,882
                                                              ======    ======


(5) DISCONTINUED OPERATIONS

      In fiscal 1990, the Company discontinued the operations of White Metal Rolling and Stamping Corp. ("White Metal"), the Company's ladder manufacturing subsidiary, and sold certain assets of White Metal, (machinery, equipment and supplies and customer lists) to a private company. The buyer did not assume any liabilities of White


                                      (26)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Metal, nor acquire the White Metal name and will not produce White Metal ladders. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

      At December 31, 1997, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $3.9 million. Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1.7 million and estimated future product liability losses for the next 20 years, based upon indemnification obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated in determining the Company's estimated product liability accrual. The Company and Leslie-Locke have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.

      On May 7, 1996, the Company and Leslie-Locke, and Drew Industries Incorporated ("Drew"), the former parent of Leslie-Locke, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $7.5 million is sought, jointly, and severally, from the Company, Leslie-Locke, Drew and Kinro. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the reported value of the tax savings achieved. Management believes that the trustee's allegations are without merit and have no basis in fact. In addition, the trustee alleges that White Metal made certain payments to Leslie-Locke which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Leslie-Locke denies liability for any such amount and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.


(6) RETIREMENT AND OTHER BENEFIT PLANS

Postretirement Plans

      Leslie-Locke has a plan which provides for postretirement health care and life insurance benefits for certain employees. New employees hired since 1994 are not eligible for such postretirement benefits. These benefits include major medical insurance with deductible and coinsurance provisions and a lifetime maximum benefit. Leslie-Locke pays all benefits on a current basis and the plan is not funded. For 1997, 1996 and 1995 the postretirement benefit expense did not have a material effect on operating results.

      At December 31, 1997, $253,000 of the Company's $268,000 liability for postretirement benefits has been included in other long-term liabilities in the Consolidated Balance Sheet. At December 31, 1996, $267,000 of the


                                      (27)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's $282,000 liability for postretirement benefits has been included in other long-term liabilities in the Consolidated Balance Sheet.

Postemployment Plans

      At December 31, 1997, $146,000 of the Company's $169,000 liability for postemployment benefits has been included in other long-term liabilities in the Consolidated Balance Sheet. At December 31, 1996, $105,000 of the Company's $128,000 liability for postemployment benefits has been included in other long-term liabilities in the Consolidated Balance Sheet.

Pension and Profit Sharing Plans

      Leslie-Locke has an hourly and a salaried defined benefit pension plan covering all eligible employees. Pension expense relating to these plans was $201,000, $204,000 and $190,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Leslie-Locke's contributions were determined according to the minimum funding requirements under law in 1995 and 1996 and according to the maximum deductibility under income tax regulations in 1997.

      The following assumptions and components were used to develop the net pension expense (dollar amounts in thousands):

                                                        1997    1996    1995
-----------------------------------------------------------------------------
Assumptions:
   Discount rate                                         7.5%    7.5%    7.0%
   Rates of increase in compensation levels              4.5%    4.5%    4.5%
   Expected long-term rate of return on assets           9.0%    8.5%    8.5%
Components:
   Service cost - benefits earned during the period    $ 210   $ 211   $ 189
   Interest cost on projected benefits obligation        294     285     296
   Actual return on assets                              (624)   (278)   (269)
   Amortization of deferred plan items, net              321     (14)    (26)
                                                       -----   -----   -----
         Pension expense, net                          $ 201   $ 204   $ 190
                                                       =====   =====   =====


                                      (28)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table sets forth the funded status of the plans and amounts recognized in the Consolidated Balance Sheets (in thousands):

                                                              1997        1996
--------------------------------------------------------------------------------

Actuarial Present Value of Benefit Obligations:
     Vested benefit obligations                             $ 3,998     $ 3,129
     Non-vested benefit obligations                             246         141
                                                            -------     -------
     Accumulated benefit obligations                          4,244       3,270
     Benefits attributable to future salaries                   592         423
                                                            -------     -------
     Projected benefit obligations                            4,836       3,693
Plan assets at fair value                                     4,056       3,146
                                                            -------     -------
Excess of projected benefit obligations over Plan assets       (780)       (547)
Unrecognized net transition asset                              (349)       (384)
Unrecognized net loss                                           747         273
                                                            -------     -------
     Accrued pension liability recognized in the
        Consolidated Balance Sheets                         $  (382)    $  (658)
                                                            =======     =======

      The plans' assets include common stock, fixed income securities, short-term investments and cash. Benefits are based upon years of credited service and final average pay, including sales commissions and bonuses, for the five highest consecutive years of earnings for the last ten calendar years immediately preceding retirement. Participants are fully vested after five years of continuous service as defined in the plan.

(7) LONG-TERM DEBT

      The Company has a $12 million revolving line of credit, secured by substantially all of the Company's assets, with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10.5 million, seasonally adjusted and depending upon collateral availability, and letters of credit of $1.5 million, with interest payable at 0.625% over the prime rate. At December 31, 1997, the interest rate on this line of credit was 9.125%. At December 31, 1997, there were no borrowings under this line of credit.

      Pursuant to its bank agreements, the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie-Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements. For the year ended December 31, 1997 the Company was in compliance with its debt covenants.

      On June 1, 1997, the Company obtained financing in the form of a $7 million Industrial Revenue Bond. The proceeds were used to pay the existing mortgage to BBT on the Company's second plant in Burgaw, North Carolina and other debt. The loan is for thirteen years with annual amortization beginning June 1999 and is secured by a letter of credit from BBT which expires after three years. Interest is variable with the tax exempt short-term market (4.4% per annum at December 31, 1997) and there is a letter of credit fee of 1.9% per annum.


                                      (29)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Long-term debt consists of the following (in thousands):

                                                                                           1997       1996
----------------------------------------------------------------------------------------------------------
Industrial Revenue Bond payable over thirteen years commencing June 1999 with
     variable interest rates                                                            $ 7,000
Notes payable pursuant to $10.5 million revolving line of credit, expiring July 1998               $ 8,113
Mortgage note payable to bank, interest at 8% per annum, principal and interest payable monthly based upon a 15-year amortization schedule commencing January 1994 with a balloon payment in June 2000,
     substantially prepaid in 1997                                                          152      3,691
Mortgage note payable to bank, interest at 2.825% over the LIBO rate, principal and interest payable monthly based upon a 15 year amortization schedule commencing September 1995 with a balloon payment in February 2001,
     prepaid in 1997                                                                                 3,803
Equipment note payable to bank , interest at 4% on $690,000 and 2.825% over the LIBO rate on the remainder, principal and interest payable monthly over
     seven years commencing July 1, 1996                                                  2,393      2,821
Other                                                                                        70        103
                                                                                        -------    -------
                                                                                          9,615     18,531
Less current portion                                                                        651        933
                                                                                        -------    -------
        Total long-term debt                                                            $ 8,964    $17,598
                                                                                        =======    =======

      The approximate amount of maturities of long-term debt (in thousands) are:
1999 - $1,029; 2000 - $1,028; 2001 - $1,029; 2002 - $1,028; 2003 and thereafter
- $4,850.

(8) INCOME TAXES

      Income tax provision (benefit) in the Consolidated Statements of Operations is as follows (in thousands):

                                  Year Ended December 31,
                                  ----------------------
                                  1997    1996     1995
--------------------------------------------------------


Current:
   Federal                        $       $       $(389)
   State

Deferred:
   Federal                                          389
   State                          ----    ----    -----
                                  $ --    $ --    $  --
                                  ====    ====    =====


                                      (30)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The provision (benefit) for income taxes differs from the amount computed by applying the Federal statutory rate (34%) to income before income taxes for the following reasons (in thousands):

                                                       Year Ended December 31,
                                                    ---------------------------
                                                       1997      1996      1995
-------------------------------------------------------------------------------


Income tax (benefit) at Federal statutory rate      $    95     $ 213   $(2,743)
Change in valuation allowance                          (135)     (305)      903
Write-off of goodwill                                                     1,731
Amortization of purchase adjustments on acquired
   companies and other non-deductible expenses           40        92       109
Other                                               -------     -----   -------
   Provision (benefit) for income taxes             $    --     $  --   $    --
                                                    =======     =====   =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                              1997      1996
----------------------------------------------------------------------------
Deferred tax assets:
     Accounts receivable                                    $  244    $  157
     Inventories                                               309       412
     Accrual for plant restructuring                                     512
     Employee benefits other than pensions                     171       160
     Other accruals                                            393       247
     State tax credit carryforward                           1,800     1,150
     Net operating loss carryforwards                        1,980     2,107
                                                            ------    ------
           Total gross deferred tax assets                   4,897     4,745
     Less deferred tax valuation allowance                   4,511     4,095
                                                            ------    ------
           Deferred tax asset net of valuation allowance       386       650
Deferred tax liability:
     Fixed assets                                              386       650
                                                            ------    ------
           Net deferred tax asset                           $   --        $-
                                                            ======    ======

      The valuation allowance applies to deferred tax assets that may expire before the Company can utilize them. Based upon its prior operating results, the Company cannot conclude that the deferred tax assets are likely to be realized in the ordinary course of operations. Accordingly, a valuation allowance is required to reduce the carrying value of the net deferred tax asset to zero at December 31, 1997 and 1996. The valuation allowance is periodically re-evaluated based upon expected operating results.

      At December 31, 1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4.1 million, of which $3.7 million expires in the year 2010 and $.4 million expires in the year 2011.


                                      (31)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) RESTRUCTURING

      In December 1994, the Board of Directors of the Company approved a plan to restructure its manufacturing facilities in order to achieve more efficient and less costly manufacturing and distribution of its products. The plan involved
(i) expanding the Company's facility in Burgaw, North Carolina by 157,000 square feet, (ii) closing the Company's facilities in Chicago, Illinois and Atlanta, Georgia and (iii) transferring operations of the closed facilities to the new Burgaw factory and the Company's existing facility in Compton, California. The restructuring was substantially completed by December 31, 1995. The Company has recorded total pretax restructuring charges of $2,816,000 in 1995 and $4,433,000 in the fourth quarter of 1994.

      The components of the facilities restructuring charge are as follows (in thousands):

                                                           Accrual                                                     Accrual
                                                           Balance                                                     Balance
                                                     Beginning of Year        Provision            Activity          End of Year
--------------------------------------------------------------------------------------------------------------------------------
1997
   Idle plant expenses, net of estimated
      sublease income                                      $  427                                  $  (427)            $    --
   Expenses pursuant to the Company's
      existing postemployment and pension plans                 9                                       (9)                 --
                                                           ------            ----------            -------             -------
                                                           $  436            $       --            $  (436)            $    --
                                                           ======            ==========            =======             =======

1996
   Idle plant expenses, net of estimated
      sublease income                                      $1,641                                  $(1,214)            $   427
   Expenses pursuant to the Company's
      existing postemployment and pension plans               376                                     (367)                  9
                                                           ------            ----------            -------             -------
                                                           $2,017            $       --            $(1,581)            $   436
                                                           ======            ==========            =======             =======

1995
   Idle plant expenses net of estimated
      sublease income                                      $2,509            $    2,682            $(3,550)            $ 1,641
   Expenses pursuant to the Company's
      existing postemployment and pension plans               911                   134               (669)                376
   Other                                                      290                                     (290)
                                                           ------            ----------            -------             -------
                                                           $3,710            $    2,816            $(4,509)            $ 2,017
                                                           ======            ==========            =======             =======

      At December 31, 1996 the accrual of $436,000 is included in accrued expenses and other current liabilities in the Consolidated Balance Sheet.


                                      (32)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) REVALUATION OF GOODWILL

      During 1995, because operating results fell short of expectations, and the Company's stock price was below book value, the Company reevaluated its accounting policy regarding goodwill impairment and adopted a new policy for recognition and measurement of goodwill impairment based on a fair value approach. The Company believes fair value is a preferable method to assess goodwill as it believes that the value at which individual businesses could be bought and sold in an arms-length transaction between a willing buyer and seller is the most reasonable evidence and, therefore, the most relevant measure of their value. The Company obtained an independent appraisal to determine the fair value of its sole operating subsidiary, Leslie-Locke, to which the goodwill relates. The determination of fair value was based on, among other things, market comparables, discounted cash flow analysis and stock market valuation of the Company. The stock market valuation of the Company was a reasonable substitute for the value of Leslie-Locke since Leslie-Locke was the only operating subsidiary of the Company. This change in the method of evaluating the impairment and recoverability of goodwill resulted in a pretax charge to operations of $5,092,000 in 1995 in order to write off the entire balance of the goodwill. Goodwill amortization had been $170,000 per year.


(11) COMMITMENTS AND CONTINGENCIES

Leases

      The Company's lease commitments are primarily for real estate and vehicles. The significant real estate leases provide for renewal options and periodic rental adjustments to reflect price index changes and require the Company to pay for property taxes and all other costs associated with the leased property. Most vehicle leases provide for contingent payments based upon miles driven and other factors.

      Future minimum lease payments under operating leases at December 31, 1997 are $927,000 in 1998, $842,000 in 1999, $802,000 in 2000, $593,000 in 2001,
$504,000 in 2002 and $2,464,000 in 2003 to 2007. Rent expense for the years 1997, 1996 and 1995 was $1,389,000, $1,158,000 and $1,520,000, respectively.

Other

      As of December 31, 1997, letters of credit for $1,181,000 were outstanding to secure certain obligations of the Company.


(12) STOCKHOLDERS' EQUITY

      There are 20,000,000 shares of Par Value $.01 Per Share Common Stock authorized and there are 1,000,000 shares of Par Value $5 Per Share Preferred Stock authorized, of which 4,833,075 shares of Common Stock and no shares of Preferred Stock are outstanding.

Employee Stock Option Plan

      The Company has an Employee Stock Option Plan (the "Stock Option Plan") pursuant to which the Company may grant officers, directors and key employees of Leslie Building Products and Leslie-Locke options to purchase


                                      (33)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leslie Building Products Common Stock. The Stock Option Plan provides for the grant of stock options that qualify as incentive stock options ("ISOs") under
Section 422 of the Code and non-qualified stock options ("NQSOs").

      Under the Stock Option Plan, since 1994 Leslie Building Products' Stock Option Plan Committee has been authorized to grant options to purchase up to an aggregate of 300,000 shares of Leslie Building Products' Common Stock, of which options for 96,617 shares have not yet been granted. The Committee will determine the period for which each stock option may be exercisable, but in no event may a stock option be exercisable more than 10 years from the date of grant thereof. The number of shares available under the Stock Option Plan, and the exercise price of options granted under the Stock Option Plan, are subject to adjustments that may be made by the Committee to reflect stock splits, stock dividends, recapitalization, mergers, or other major corporate action.

      The exercise price for options granted under the Stock Option Plan is determined by the Committee in its sole discretion; provided, however, in the case of an ISO granted to an optionee, the exercise price shall be at least equal to 100% of the fair market value of the shares subject to such option on the date of grant. The exercise price may be paid in cash or in shares of Leslie Building Products Common Stock. Options granted under the Stock Option Plan become exercisable in annual installments determined by the Committee and accelerated vesting is subject to performance criteria.

      Transactions in stock options under this plan are summarized as follows:

                                                                 Number
                                                                Of Shares            Option Price
-------------------------------------------------------------------------------------------------
Granted in 1994 and outstanding at December 31, 1994             240,000             $ 1.66-$2.26
   Granted                                                        29,000             $ 1.55-$2.21
   Canceled                                                      (76,000)            $ 1.66
                                                                --------
Outstanding at December 31, 1995                                 193,000             $ 1.55-$2.26
   Granted                                                         7,883             $ 2.31-$3.21
   Canceled                                                       (5,000)            $ 1.66
                                                                --------
Outstanding at December 31, 1996                                 195,883             $ 1.55-$3.21
   Granted                                                         7,500             $ 2.05
                                                                --------
Outstanding at December 31, 1997                                 203,383             $ 1.55-$3.21
                                                                ========
Exercisable at December 31, 1997                                 128,500             $ 1.55-$3.21
                                                                ========
Options available for grant at December 31, 1997                  96,617
                                                                ========

      Stock options generally expire in five years from the date they are granted; options vest over service periods that range from zero to five years.

      The Company adopted the disclosure-only option under SFAS No.123, Accounting for Stock-Based Compensation ("FAS 123"), as of December 31, 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants included no dividend yields, risk-free interest rates of 5.5%, 5.9% and 5.4%; assumed expected volatilities of 76.9%, 56.8% and 51.5%; and expected lives of 5, 5, and 5 years; for 1997, 1996 and 1995, respectively. The respective number of shares available for granting options were 96,617, 104,117 and 107,000 at December 31, 1997, 1996 and 1995, respectively.

      If compensation cost for the Company's stock option plan had been recognized in the income statement based upon the fair market method, net income would have been reduced to $267,000 and $610,000 and earnings per share


                                      (34)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would have been $.06 (basic and diluted ) and $.13 basic ($.12 diluted) in 1997 and 1996, respectively. Net loss per share would have been increased to $8,081,000 or $1.69 per share (basic and diluted) in 1995.

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                           Average
                   Option                Remaining               Option
 Exercise          Shares                   Life                 Shares
   Price         Outstanding               (Years)             Exercisable
   -----         -----------               -------             -----------

$   1.55             21,500                  4.0                    8,600
$   1.66            154,000                  4.0                   92,400
$   2.05              7,500                  5.0                    7,500
$   2.21              7,500                  3.0                    7,500
$   2.26              5,000                  3.0                    5,000
$   2.31                383                  4.0
$   3.21              7,500                  4.0                    7,500
              -------------                                   -----------
                    203,383                                       128,500
              =============                                   ===========

Stock Purchase Plan

      Under the terms of the Company's 1995 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions.

      During 1997, 27,103 shares were purchased under the Stock Purchase Plan at a cost of $1.12 to $2.12 per share. During 1996, 36,155 shares were purchased at a cost of $1.97 to $2.02 per share. At December 31, 1997, there were 302,215 shares available for future purchases under the Plan.

Common Stock and Shares Outstanding

      Net income per common share (basic) is based on 4,850,905 shares, 4,817,138 shares and 4,789,592 shares for the years ended December 31, 1997, 1996 and 1995, respectively, the weighted average of common shares outstanding. Net income per common share (diluted) is based on 4,864,493 shares and 4,888,230 shares for the years ended December 31, 1997 and 1996, respectively. Net income
(loss) per common share (basic) for 1995 is the same as net income (loss) per common share (diluted) since the Company had a loss and therefore the exercise of outstanding options would be antidilutive. The increase in diluted average shares outstanding results from the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted income (loss) per share calculations.


                                      (35)

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) SHARED SERVICE AGREEMENT

      Pursuant to a Shares Services Agreement with Drew Industries Incorporated, the Parent of the Company until the Company was spun off in July 1994, the Company has paid management fees for certain administrative services which are included in selling, general and administrative expenses as follows (in thousands):

Year ended December 31, 1997..................................  $   526
Year ended December 31, 1996..................................  $   509
Year ended December 31, 1995..................................  $   588

(14) SIGNIFICANT CUSTOMERS

      The Home Depot accounted for 70%, 58% and 54% of the Company's net sales in the years ended December 31, 1997, 1996 and 1995, respectively. Management believes its relationship with this customer is good.


(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Interim unaudited financial information follows (in thousands, except per share amounts):

                                                  First     Second     Third     Fourth
                                                 Quarter    Quarter   Quarter    Quarter       Year
---------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
        Net sales                               $ 20,399    $28,300   $23,675   $ 15,951    $88,325
        Gross profit                               2,657      5,217     4,040      3,099     15,013
        Net income (loss)                         (1,267)       859       751        (64)       279
        Net income (loss) per share (basic)         (.26)       .18       .15       (.01)       .06
        Net income (loss) per share (diluted)       (.26)       .18       .15       (.01)       .06

Year Ended December 31, 1996
        Net sales                               $18, 751    $25,969   $21,226   $ 16,208    $82,154
        Gross profit                               3,247      5,192     4,257      2,802     15,498
        Net income (loss)                           (267)     1,039       479       (624)       627
        Net income (loss) per share (basic)         (.06)       .22       .10       (.13)       .13
        Net income (loss) per share (diluted)       (.06)       .21       .10       (.13)       .13


                                      (36)

                         LESLIE BUILDING PRODUCTS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                          COLUMN B               COLUMN C             COLUMN D     COLUMN E
--------                                          --------     ----------------------------   --------     --------
                                                                         Additions
                                                               ----------------------------
                                                 Balance At    Charged To       Charged To                 Balance At
                                                  Beginning     Costs and          Other                      End
                                                  Of Period     Expenses         Accounts    Deductions    Of Period
-----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997:
    Allowance for doubtful accounts
      receivable, trade                          $    404        $  359                       $  136(a)      $   627
    Reserve for liquidation losses -
      disposal of businesses                        2,587           156                                        2,743

YEAR ENDED DECEMBER 31, 1996:
      Allowance for doubtful accounts
         receivable, trade                       $    355        $   73                       $   24(a)      $   404
      Reserve for liquidation losses -
         disposal of businesses                     2,431           156                                        2,587

YEAR ENDED DECEMBER 31, 1995:
      Allowance for doubtful accounts
         receivable, trade                       $    390        $   42                       $   77(a)      $   355
      Reserve for liquidation losses -
         disposal of businesses                     2,353           156                           78(b)        2,431

(a) Represents accounts written-off net of recoveries.
(b) Represents liquidation expenses incurred, net of recoveries, in connection with disposal of discontinued operations.

                                      (37)

                                  EXHIBIT INDEX

Exhibit                                                         Sequentially
Number       Description                                        Numbered Page
-----------------------------------------------------------------------------
3.           Articles of Incorporation and By laws.

3.1          Leslie Building Products, Inc.
             Certificate of Incorporation, as amended.

3.2          Leslie Building Products, Inc. By laws.


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


                                      (38)

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

10.25 Amended and Restated Loan Agreement between BBT and Leslie-Locke, Inc., dated November 29, 1995.

10.26 Amended and Restated Revolving Credit Note of Leslie-Locke, Inc. to BBT, restated November 29, 1995.

10.27 Amended and Restated Security Agreement between BBT and Leslie-Locke, Inc., dated November 29, 1995.

10.28 Amended and Restated Guaranty Agreement between BBT and the Registrant, dated November 29, 1995.

10.29 1995 Second Consolidated Amendment Agreement to Loan Agreement by and among BBT, Leslie- Locke, Inc. and Registrant, dated November 29, 1995.

10.30 1995 Third Consolidated Amendment Agreement to Loan Agreement by and among BBT, Leslie-Locke, Inc. and Registrant, dated November 29, 1995.

10.31 1996 First Consolidated Amendment Agreement to November 29, 1995 Loan Agreement by and among BBT, Leslie-Locke, Inc. and Registrant, dated February 20, 1996.

10.32 Bond Purchase Agreement by and among The Pender County Industrial Facilities and Pollution Control Financing Authority, Blount Parrish & Roton, Inc. and Leslie-Locke, Inc., dated June 13, 1997

10.33 Remarketing Agreement by and among Leslie-Locke, Inc., The Pender County Industrial Facilities and Pollution Control Financing Authority and Blount Parrish & Roton, Inc., dated as of June 1, 1997

10.34 Security Agreement by and between Leslie-Locke, Inc. and Branch Banking and Trust Company dated as of June 1, 1997

10.35 Deed of Trust and Security Agreement by and among Leslie-Locke, Inc., Jerone C. Herring, as Trustee, and Branch Banking and Trust Company dated June 1, 1997

10.36 Indenture of Trust by and between The Pender County Industrial Facilities and Pollution Control Financing Authority and Norwest Bank Minnesota, National Association, dated as of June 1, 1997


                                      (39)

10.37 Bond by and between The Pender County Industrial Facilities and Pollution Control Financing Authority and Cede & Co. dated June 13, 1997

10.38 Loan Agreement by and between The Pender County Industrial Facilities and Pollution Control Financing Authority and Leslie-Locke, Inc. dated as of June 1, 1997

10.39 Promissory Note by and between Leslie-Locke, Inc. and The Pender County Industrial Facilities and Pollution Control Financing Authority dated June 13, 1997

10.40 Guaranty Agreement by and between Leslie-Locke, Inc. and Branch Banking and Trust Company dated as of June 1, 1997

10.41 Letter of Credit and Reimbursement Agreement by and between Leslie-Locke, Inc. and Branch Banking and Trust Company dated as of June 1, 1997

      Exhibits 10.1-10.5 are incorporated by reference to the Exhibits bearing the same numbers indicated on Post-Effective Amendment No. 1 on Form 10/A, dated August 30, 1994, to the Registration Statement of Leslie Building Products, Inc. on Form 10 (Registration No. 0-24094).

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

      Exhibits 10.32 - 10.41 are filed herewith.

21.     Subsidiaries

        Exhibit 21 is filed herewith ____________ .

23.     Consent of Independent Auditors.


                                      (40)

        Exhibit 23 is filed herewith ____________ .

24. Powers of Attorney.

      Powers of Attorney of persons signing this Report are included as part of this Report.


                                      (41)