Form 10-Q
period 1998-03-31
LESLIE BUILDING PRODUCTS INC
filed 1998-05-14
CIK 922984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1998

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

                                Yes |XX|   No |__|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,862,624 shares of common stock as of April 27, 1998.

================================================================================

                         LESLIE BUILDING PRODUCTS, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                   (UNAUDITED)

                   ===========================================

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      CONSOLIDATED STATEMENTS OF OPERATIONS                                   3

      CONSOLIDATED BALANCE SHEETS                                             4

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                   5

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                         6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7-9

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                               10-13

PART II - OTHER INFORMATION
   Not applicable

SIGNATURES                                                                   14

                         LESLIE BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1998          1997
===============================================================================

(In thousands, except per share amounts)

Net sales                                                $ 17,957      $ 20,399

Cost of sales (Note 2)                                     14,766        17.742
                                                         --------      --------

     Gross profit                                           3,191         2,657

Selling, general and administrative expenses                3,330         3,474
                                                         --------      --------

     Operating loss                                          (139)         (817)

Interest expense, net                                         207           450
                                                         --------      --------

     Net loss                                            $   (346)     $ (1,267)
                                                         ========      ========

Net loss per common share:
     Basic                                               $   (.07)     $   (.26)
                                                         ========      ========
     Diluted                                             $   (.07)     $   (.26)
                                                         ========      ========

Weighted average common shares outstanding:
     Basic                                                  4,862         4,841
                                                         ========      ========
     Diluted                                                4,862         4,841
                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             March 31,
                                                       --------------------  December 31,
                                                         1998        1997        1997
=========================================================================================
(In thousands, except shares and per share amounts)

ASSETS
Current assets
    Cash                                               $    551    $      9    $  2,903
    Accounts receivable, trade, less allowance for
       doubtful accounts                                  6,873      11,138       5,527
    Inventories (Note 2)                                 11,722      16,772      10,181
    Prepaid expenses and other current assets             1,047       1,302       1,294
                                                       --------    --------    --------

          Total current assets                           20,193      29,221      19,905

Fixed assets, net                                        13,469      14,835      13,698
Other assets                                                484         393         526
                                                       --------    --------    --------

          Total assets                                 $ 34,146    $ 44,449    $ 34,129
                                                       ========    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt               $    533    $    937    $    651
    Accounts payable, trade                               5,800       9,465       5,957
    Accrued expenses and other current liabilities        5,650       6,072       5,163
    Discontinued operations, net (Note 3)                 3,892       3,736       3,853
                                                       --------    --------    --------
          Total current liabilities                      15,875      20,210      15,624

Long-term debt (Note 4)                                   8,893      16,028       8,964
Other long-term liabilities                                 834         894         656
                                                       --------    --------    --------

          Total liabilities                              25,602      37,132      25,244
                                                       --------    --------    --------

Commitments and Contingencies (Note 3)

Stockholders' equity
    Common stock par value $.01 per share:
       authorized 20,000,000 shares; issued
       4,862,624 shares in March 1998, 4,843,552
       shares in March 1997, and 4,860,178 shares
       in December 1997                                      48          48          48
    Paid-in capital                                      20,360      20,333      20,355
    Accumulated deficit                                 (11,864)    (13,064)    (11,518)
                                                       --------    --------    --------

          Total stockholders' equity                      8,544       7,317       8,885
                                                       --------    --------    --------

          Total liabilities and stockholders' equity   $ 34,146    $ 44,449    $ 34,129
                                                       ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                              1998        1997
===============================================================================
(In thousands)
Cash flows from operating activities:
  Net loss                                                  $  (346)    $(1,267)
  Adjustments to reconcile net loss to cash flows
    provided by (used for) operating activities:
     Depreciation and amortization                              404         504
     Provision for accounts receivable                           34         118
     Gain on disposal of fixed assets                                        (2)
     Changes in assets and liabilities:
       Accounts receivable                                   (1,380)     (3,441)
       Inventories                                           (1,541)        119
       Prepaid expenses and other assets                        257         162
       Accounts payable, accrued expenses and
         other current liabilities                              369       5,252
                                                            -------     -------
       Net cash flows (used for) provided by
         operating activities                                (2,203)      1,445
                                                            -------     -------
Cash flows from investing activities:
  Capital expenditures                                         (143)        (36)
  Sale of fixed assets                                                       59
                                                            -------     -------
       Net cash flows (used for) provided by
         investing activities                                  (143)         23
                                                            -------     -------
Cash flows from financing activities:
  Proceeds from secured line of credit                          718       6,794
  Repayments under secured line of credit and
    other borrowings                                           (718)     (8,360)
  Other                                                          (6)         73
                                                            -------     -------
       Net cash flows used for financing activities              (6)     (1,493)
                                                            -------     -------

       Net decrease in cash                                  (2,352)        (25)

Cash at beginning of period                                   2,903          34
                                                            -------     -------
Cash at end of period                                       $   551     $     9
                                                            =======     =======
Supplemental disclosure of cash flows information:
     Cash paid during the period for:
       Interest on debt                                     $   100     $   405
       Income taxes                                         $    10

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                           Total
                                                      Common     Paid-in  Accumulated  Stockholders'
                                                      Stock      Capital    Deficit        Equity

(In thousands, except shares)
=================================================================================================
Balance - December 31, 1997                          $     48   $ 20,355   $(11,518)     $  8,885
Net loss for three months ended March 31, 1998                                 (346)         (346)
Employee purchases of 2,446 shares of common stock                     5                        5
                                                     --------   --------   --------      --------

Balance - March 31, 1998                             $     48   $ 20,360   $(11,864)     $  8,544
                                                     ========   ========   ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                         LESLIE BUILDING PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The Consolidated Financial Statements presented herein, which include the accounts of Leslie Building Products, Inc. ("the Company") and its wholly-owned subsidiaries, the only active one being Leslie-Locke, Inc. ("Leslie-Locke"), have been prepared by the Company in accordance with the accounting policies described in its December 31, 1997 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements included therein.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company has had no "other" comprehensive income for the three months ended March 31, 1998 and 1997.

      In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. This statement addresses presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. The impact on disclosures in the Company's financial statements of Statement 131, which will be adopted an December 31, 1998, has not yet been determined.

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

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At March 31, 1998, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $3.9 million. Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

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

4.    Long-Term Debt

      The Company has a $12 million revolving line of credit, secured by substantially all of the Company's assets, with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10 million, seasonally adjusted and depending upon collateral availability, and letters of credit of $2 million, with interest payable at 0.625% over the prime rate. In addition, the Company is required to pay a commitment fee, accrued at the rate of 1% per annum, on the daily unused amount of the revolving line of credit. At March 31, 1998, there were no borrowings under this line of credit and the interest rate on this line of credit was 9.125%.

      Pursuant to its bank agreements, the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie-Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements. For the period ended March 31, 1998 the Company was in violation of its working capital requirement and a waiver of such violation was received from BBT.

                         LESLIE BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company also has a $7 million Industrial Revenue Bond. The proceeds were used to pay the existing mortgage to BBT on the Company's second plant in Burgaw, North Carolina and other debt. The loan is for thirteen years with annual amortization beginning June 1999 and is secured by a letter of credit from BBT which expires in June 2000. Interest is variable with the tax exempt short-term market (3.95% per annum at March 31, 1998) and there is a letter of credit fee of 1.9% per annum.

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

RESULTS OF OPERATIONS

Operations

      The results of operations for the three months ended March 31, 1998 and 1997 should not be regarded as indicative of the results that may be expected for the entire year, since operations are seasonal in nature. Operations are historically stronger in the spring and summer months with 60% of sales occurring during the six month period March to August.

      Net sales declined 12% for the three months ended March 31, 1998 compared to the same period last year, as a result of lower sales of security products and ventilation products. This sales reduction is primarily volume related and is attributable to high retail ventilation inventories as well as the effect of bad weather on west coast sales.

      Gross profit as a percentage of sales increased 4.8% for the three months ended March 31, 1998 from the same period last year. The current quarter reflects lower inventory levels and tighter control on production resulting in substantially better manufacturing efficiencies. These efficiencies, combined with lower material costs enhanced the current quarter's gross profit. The prior period's gross profit was low as a result of additional trade discounts and approximately $.5 million of one-time costs of acquiring new business. In addition, selling prices had been reduced on certain other items in the prior period.

      Selling, general and administrative expenses decreased 4% from the 1997 quarter. Included in the current quarter's expenses are approximately $200,000 of costs associated with the Company's on-going efforts in evaluating strategic alternatives for its long-range business plan. The prior year's quarter includes additional market development costs in acquiring the new business described above.

Interest Expense, Net

      The reduction in the quarter's interest expense from $450,000 in 1997 to $207,000 in 1998 results primarily from lower borrowings under the Company's revolving credit line. The lower borrowings are attributable to lower inventory and improved cash management including faster turnover of receivables. In addition, interest expense was reduced by the June 1, 1997 refinancing of bank debt by a $7 million Industrial Revenue Bond which has a lower interest rate.

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

Other

      Pursuant to a Shared Services Agreement with Drew Industries Incorporated ("Drew"), the Company's former parent, Drew and Leslie Building Products have shared certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of independent audit, stockholder relations, and regulatory matters. Drew has been reimbursed by Leslie Building Products for the fair market value of such services. This Agreement expires on December 31, 1998 but may be extended. The Company was charged management fees by Drew of $150,000 and $146,000 for the quarters ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a $12 million revolving line of credit with Branch Banking and Trust Company ("BBT"), consisting of cash advances of a maximum of $10 million, seasonally adjusted and depending upon collateral availability, and letters of credit of $2 million, with interest payable at 0.625% over the prime rate. The line of credit, of which $10 million is available at the close of business on March 31, 1998, is adequate for the Company's anticipated needs. The loan agreement expires in July 1999.

      Pursuant to its bank agreements the Company is prohibited from declaring or paying dividends without the prior written consent of the lender. Leslie-Locke is also required to maintain certain financial covenants typical to secured borrowing arrangements. For the period ended March 31, 1998, the Company was in violation of its working capital requirement and a waiver of such violation was received from BBT.

      The Statements of Cash Flows reflect the following (in thousands):

                                                                  Quarter Ended March 31,
                                                                      1998          1997
      ===================================================================================
      Net cash flows(used for) provided by operating activities    $(2,203)      $ 1,445
      Net cash flows (used for) provided by investing activities   $  (143)      $    23
      Net cash flows used for financing activities                 $    (6)      $(1,493)

      Net cash used for operating activities is substantially attributable to seasonal increases in accounts receivable and inventories. The increase in accounts receivable was $2 million less than the March 1997 increase as a result of lower sales and shorter average customer payment terms. The $1.5 million increase

                         LESLIE BUILDING PRODUCTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

in inventories compared to substantially no increase in March 1997 because inventory levels at December 1996 were inordinately high and the Company instituted more efficient controls resulting in lower inventory levels since that time. The high December 1996 inventory levels are the primary reason that payables were reduced $5.3 million in the 1997 quarter compared to $.4 million the 1998 quarter.

      Cash flows used for investing activities, primarily capital expenditures, have been minimal since the construction of the new plant in Burgaw, North Carolina in 1996.

      Financing activities were not significant for the quarter as the Company was able to utilize the cash and short-term investments that were available since December 31, 1997.

      At March 31, 1998, the estimated future product liability of White Metal, Leslie-Locke discontinued ladder manufacturing subsidiary, which is no longer covered by insurance, was approximately $3.9 million. Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Leslie-Locke was named as a defendant in certain product liability actions, Leslie-Locke has not been held responsible, and the Company and Leslie-Locke disclaim any liability for the obligations of White Metal.

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

May 12, 1998