Form 10-Q
period 1998-06-30
LBP INC
filed 1998-08-13
CIK 922984

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      For the transition period from _________________ to _________________
                         Commission File Number: 0-24094

                                    LBP, INC.
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

                         Leslie Building Products, Inc.
              (Former name, former address and former fiscal year,
                           if changed since last year)

Indicate by check marks whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,865,281 shares of common stock as of July 30, 1998.

--------------------------------------------------------------------------------

                                    LBP, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                   (UNAUDITED)

            --------------------------------------------------------

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF OPERATIONS                                3

         CONSOLIDATED BALANCE SHEETS                                          4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7-10

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            11-13

PART II - OTHER INFORMATION                                                  14
         Item 6

SIGNATURES                                                                   15

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended       Three Months Ended
                                                              June 30,                June 30,
                                                        --------------------    --------------------
                                                           1998       1997        1998        1997
----------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Continuing Operations:
   Investment Income                                    $    143    $   --      $    143    $   --
   General and administrative expenses                       265         271         133         137
                                                        --------    --------    --------    --------
       Operating income (loss)                              (122)       (271)         10        (137)
   Imputed interest expense                                   78          78          39          39
                                                        --------    --------    --------    --------

       Income (loss) from continuing
         operations before income taxes                     (200)       (349)        (29)       (176)
   Provision (benefit) for income taxes                      (42)       --           (42)       --
                                                        --------    --------    --------    --------

       Income (loss) from continuing
         operations                                         (158)       (349)         13        (176)
                                                        --------    --------    --------    --------

Discontinued operations (Note 1):

       Income (loss) from operations,
         before income taxes                               1,736         (59)      1,911       1,035
       Provision for income taxes                           --          --          --          --
                                                        --------    --------    --------    --------
           Income (loss) from operations                   1,736         (59)      1,911       1,035
                                                        --------    --------    --------    --------

       Gain on disposal of assets before income taxes     17,214        --        17,214        --
       Provision for income taxes                          4,916        --         4,916        --
                                                        --------    --------    --------    --------
           Gain on disposal of assets                     12,298        --        12,298        --
                                                        --------    --------    --------    --------

           Income (loss) from discontinued
              operations                                  14,034         (59)     14,209       1,035
                                                        --------    --------    --------    --------

           Net income (loss)                            $ 13,876    $   (408)   $ 14,222    $    859
                                                        ========    ========    ========    ========

Net income (loss) per common share:
   Basic:
       Continuing operations                            $   (.03)   $   (.07)   $   --      $   (.04)
       Discontinued operations (Note 1)                     2.88        (.01)       2.92         .22
                                                        --------    --------    --------    --------
           Net income(loss)                             $   2.85    $   (.08)   $   2.92    $    .18
                                                        ========    ========    ========    ========

   Diluted:
       Continuing operations                            $   (.03)   $   (.07)   $   --      $   (.04)
       Discontinued operations (Note 1)                     2.85        (.01)       2.90         .22
                                                        --------    --------    --------    --------
           Net income(loss)                             $   2.82    $   (.08)   $   2.90    $    .18
                                                        ========    ========    ========    ========
Weighted average common shares outstanding:
   Basic                                                   4,863       4,845       4,865       4,849
   Diluted                                                 4,912       4,845       4,911       4,849

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           June 30,  December 31,
                                                            1998       1997
---------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
   Cash and equivalents                                   $ 32,467   $     20
   Prepaid expenses and other current assets                    12         19
   Discontinued operations - Leslie-Locke, Inc., net
    (Note 1)                                                           12,888
                                                          --------   --------

       Total assets                                       $ 32,479   $ 12,927
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable, accrued expenses and other current
    liabilities                                           $    265   $    189
   Discontinued operations - Leslie-Locke, Inc. (Note 1)     5,512       --
   Discontinued operations - White Metal Rolling and
    Stamping, Inc., net (Note 4)                             3,931      3,853
                                                          --------   --------
       Total current liabilities                             9,708      4,042
                                                          --------   --------

Commitments and Contingencies (Note 1)

Stockholders' equity
   Common stock par value $.01 per share: authorized
    20,000,000 shares; issued 4,865,281 shares in June
    1998, and 4,860,178 shares in December 1997                 48         48
   Paid-in capital                                          20,365     20,355
   Accumulated deficit                                       2,358    (11,518)
                                                          --------   --------

       Total stockholders' equity                           22,771      8,885
                                                          --------   --------

       Total liabilities and stockholders' equity         $ 32,479   $ 12,927
                                                          ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                        --------------------
                                                          1998        1997
-----------------------------------------------------------------------------

(In thousands)
Cash flows from operating activities:
 Loss from continuing operations                        $   (158)   $   (349)
 Adjustments to reconcile loss from continuing
  operations to cash flows from operating activities:
   Imputed interest                                           78          78
   Changes in prepaid expenses and other assets                7          (2)
   Changes in accounts payable, accrued expenses and
    other current liabilities                                 76          52
                                                        --------    --------
     Net cash flows provided by (used for) operating
      activities of continuing operations                      3        (221)
                                                        --------    --------

Cash flows from discontinued operations:
 Income (loss) from discontinued operations               14,034         (59)
 Changes in net assets of discontinued operations
  - Leslie-Locke                                          18,400         270
                                                        --------    --------
     Net cash from discontinued operations                32,434         211
                                                        --------    --------

Cash flows from financing activities:
   Employee purchases of common stock                         10          31
                                                        --------    --------
     Net cash flows provided by financing activities          10          31
                                                        --------    --------

     Net increase in cash                                 32,447          21

Cash at beginning of period                                   20          25
                                                        --------    --------
Cash at end of period                                   $ 32,467    $     46
                                                        ========    ========

Supplemental disclosure of cash flows information:
   Cash paid during the period for:
     Interest on debt                                   $    196    $    704
     Income taxes                                       $     11    $   --

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                           Retained       Total
                                       Common   Paid-in    Earnings   Stockholders'
                                        Stock   Capital    (Deficit)     Equity
------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1997              $ 48  $  20,355  $  (11,518)   $   8,885
Net income for six months ended June
 30, 1998                                                     13,876       13,876
Employee purchases of 5,103 shares of
 common stock                                         10                       10
                                         ----  ---------  ----------    ---------

Balance - June 30, 1998                  $ 48  $  20,365  $    2,358    $  22,771
                                         ====  =========  ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DISCONTINUED OPERATIONS

      In connection with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie-Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie-Locke, Inc. was changed to Prime Acquisition Corp. ("Prime").

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all it's net assets and business for $44.0 million in cash, subject to certain post closing working capital adjustments to be determined within 120 days from the closing. Prime realized a gain of $12.3 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime will have cash of approximately $27 million.

      Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime,
(ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime.

      All escrow funds have been invested in liquid U.S. Treasury money market accounts. Earnings from $21.4 million of such investments held in escrow will be remitted to Prime monthly.

      Prime was the sole operating subsidiary of the Company, and the Company and it's subsidiaries do not now conduct any operations. The Company will continue to incur expenses associated with the management of it's assets, it's financial reporting obligations, and other administrative functions.

      The Board of Directors of the Company adopted a resolution regarding the Company's intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible, and that the proceeds from the sale of the assets of Prime be utilized to acquire other businesses.

      The sale did not include the assets and liabilities of White Metal Rolling and Stamping Corp.("White Metal"), Prime's discontinued ladder manufacturing subsidiary. See Note 4.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The Consolidated Financial Statements include the accounts of LBP, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six month and three month periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and components in the financial statements. The Company has had no "other" comprehensive income for the six months ended June 30, 1998 and 1997.

      In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. This statement addresses presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. The Company currently has no segments.

Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3. INCOME TAXES

      At December 31, 1997, the Company had a deferred tax asset valuation allowance of $4.5 million. Such valuation allowance reduced the carrying value of the net deferred tax asset to zero because the Company could not conclude that any deferred tax assets were likely to be realized in the ordinary course of operations.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As a result of the operating income from discontinued operations prior to disposal, and the gain on disposal of such operations, the Company has realized approximately $2.7 million of such net deferred tax assets, and has reduced its provision for income taxes to the extent of such realization. The remaining net deferred tax assets at December 31, 1997, of $1.8 million, related primarily to state tax credits which are no longer available as a result of the disposal of discontinued operations.

      At June 30, 1998, the Company had no net operating loss carryforward for Federal income tax purposes.

4. DISCONTINUED OPERATIONS - WHITE METAL ROLLING AND STAMPING CORP.

      In fiscal 1990, the Company discontinued the operations of White Metal and sold certain assets of White Metal, (machinery, equipment and supplies and customer lists) to a private company. The buyer did not assume any liabilities of White Metal, nor acquire the White Metal name and does not produce White Metal ladders. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

      At June 30, 1998, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $3.9 million. Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Prime (formerly known as Leslie-Locke, Inc.) was named as a defendant in certain product liability actions, Prime has not been held responsible, and the Company and Prime disclaim any liability for the obligations of White Metal.

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1.7 million and estimated future product liability losses for the next 20 years, based upon indemnification obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated in determining the Company's estimated product liability accrual. The Company and Prime have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.

      On May 7, 1996, the Company and Prime, and Drew Industries Incorporated ("Drew"), the former parent of the Company, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $7.5 million is sought, jointly, and severally, from the Company, Prime, Drew and Kinro. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the reported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Prime which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million.

      On July 14,1998, the court granted defendants motion to dismiss approximately $7.5 million of the trustee's tax related claims (excluding duplicate claims). The Court granted the trustee the opportunity to

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

re-plead the tax-related claims. The remaining $2.2 million of the trustee's claims were not dismissed, but Prime believes that the trustee's claims are without merit and will continue to vigorously defend against the claims. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

5. Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations.

                                    Six Months Ended      Three Months Ended
                                        June 30,               June 30,
                                  --------------------  ----------------------
                                    1998       1997       1998         1997
------------------------------------------------------------------------------

Weighted average common shares
   outstanding - basic            4,863,413  4,845,138  4,864,617    4,848,946
Assumed issuance of common stock
   pertaining to stock options       48,216      --        51,915          514
                                  ---------  ---------  ---------  -----------
Weighted average common shares
   outstanding - diluted          4,911,629  4,845,138  4,916,532    4,849,460
                                  =========  =========  =========  ===========

      Weighted average common shares outstanding for the six months ended June 30, 1997 is the same for the basic and diluted calculation since the Company had a loss for that period and, therefore, the exercise of outstanding options would be dilutive.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      In connection with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie-Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie-Locke, Inc. was changed to Prime Acquisition Corp. ("Prime").

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all it's net assets and business for $44.0 million in cash, subject to certain post closing working capital adjustments to be determined within 120 days from the closing. Prime realized a gain of $12.3 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime will have cash of approximately $27 million.

RESULTS OF OPERATIONS

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds of $27 million, as well as funds being held for payment of closing costs and income taxes have been invested primarily in liquid U.S. Treasury money market accounts which yielded approximately 5.3% for the quarter. The Company will continue to incur expenses of approximately $400,000 to $600,000 annually, associated with the management of its assets, its financial reporting obligations, and other administrative functions.

LIQUIDITY AND CAPITAL RESOURCES

      The Board of Directors of the Company adopted a resolution regarding the Company's intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible, and that the proceeds from the sale of the assets of Prime be utilized to acquire other businesses.

      Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime,
(ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime.

      All escrow funds have been invested in liquid U.S. Treasury money market accounts. Earnings from $21.4 million of such investments held in escrow will be remitted to Prime monthly.

      The sale did not include the assets and liabilities of White Metal Rolling and Stamping Corp.("White Metal"), Prime's discontinued ladder manufacturing subsidiary. In fiscal 1990, the Company discontinued the operations of White Metal and sold certain assets of White Metal, (machinery, equipment and supplies

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

and customer lists) to a private company. The buyer did not assume any liabilities of White Metal, nor acquire the White Metal name and does not produce White Metal ladders. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

      At June 30, 1998, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $3.9 million. Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Prime (formerly known as Leslie-Locke, Inc.) was named as a defendant in certain product liability actions, Prime has not been held responsible, and the Company and Prime disclaim any liability for the obligations of White Metal.

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. In connection with the chapter 7 filing by White Metal, numerous proofs of claim have been filed against White Metal. Included is a claim by Sears Roebuck & Co., ("Sears") dated April 7, 1995, in the amount of $164 million, including actual losses of $1.7 million and estimated future product liability losses for the next 20 years, based upon indemnification obligations which Sears alleges White Metal undertook in connection with White Metal's sale of ladders to Sears. These proofs of claim have been evaluated in determining the Company's estimated product liability accrual. The Company and Prime have in the past disclaimed, and continue to disclaim, any liability for the obligations of White Metal.

      On May 7, 1996, the Company and Prime, and Drew Industries Incorporated ("Drew"), the former parent of the Company, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $7.5 million is sought, jointly, and severally, from the Company, Prime, Drew and Kinro. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the reported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Prime which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million.

      On July 14,1998, the court granted defendants motion to dismiss approximately $7.5 million of the trustee's tax related claims (excluding duplicate claims). The Court granted the trustee the opportunity to re-plead the tax-related claims. The remaining $2.2 million of the trustee's claims were not dismissed, but Prime believes that the trustee's claims are without merit and will continue to vigorously defend against the claims. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

INFLATION

      Future changes from current levels of inflation may be expected to impact the investment income earned by the Company on its temporary investments.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This report contains certain statements, including the Company's plans regarding its operating performance which could be construed to be forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements reflect the Company's current views with respect to future plans, events and financial performance.

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include the litigation described in Note 4 of Notes to Consolidated Financial Statements, interest rates and the potential consummation of acquisitions.

                                    LBP, INC.
                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

      On July 1, 1998, Registrant filed a current report on Form 8-K wherein Registrant reported in Item 2 the sale of substantially all of the net assets of its wholly-owned subsidiary, Prime Acquisition Corp. (formerly known as Leslie-Locke, Inc.) to LL Building Products, Inc., a subsidiary of Building Materials Corporation of America, d/b/a/ GAF Materials Corporation.

                                    LBP, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LBP,  INC.
                                                 Registrant

                                                 By /s/ Fredric M. Zinn
                                                   -----------------------------
                                                 Fredric M. Zinn
                                                 Principal Financial Officer

August 12, 1998