Form 10-Q
period 1998-09-30
LBP INC
filed 1998-11-12
CIK 922984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1998

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

                                   Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,757,390 shares of common stock as of October 29, 1998.

================================================================================

                                    LBP, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)

            =======================================================

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      CONSOLIDATED STATEMENTS OF OPERATIONS                                    3

      CONSOLIDATED BALANCE SHEETS                                              4

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                    5

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                           6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7-10

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                11-13

PART II - OTHER INFORMATION
      Not Applicable

SIGNATURES                                                                    14

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Nine Months Ended    Three Months Ended
                                                        September 30,         September 30,
                                                      -----------------    ------------------
                                                       1998      1997       1998      1997
---------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Continuing Operations:
  Investment Income                                   $ 1,024   $    --    $   881   $    --
  General and administrative expenses                     410       400        145       129
                                                      -------   -------    -------   -------
     Operating income (loss)                              614      (400)       736      (129)
  Imputed interest expense                                117       117         39        39
                                                      -------   -------    -------   -------

     Income (loss) from continuing
       operations before income taxes                     497      (517)       697      (168)
  Provision for income taxes                              264        --        306        --
                                                      -------   -------    -------   -------

     Income (loss) from continuing
       operations                                         233      (517)       391      (168)
                                                      -------   -------    -------   -------

Discontinued Operations (Note 1):

     Income from operations, before income taxes        1,736       860         --       919
     Provision for income taxes                            --        --         --        --
                                                      -------   -------    -------   -------
        Income from operations                          1,736       860         --       919
                                                      -------   -------    -------   -------

     Gain on disposal of assets before income taxes    17,214        --         --        --
     Provision for income taxes                         4,916        --         --        --
                                                      -------   -------    -------   -------
        Gain on disposal of assets                     12,298        --         --        --
                                                      -------   -------    -------   -------

        Income from discontinued operations            14,034       860         --       919
                                                      -------   -------    -------   -------

        Net income                                    $14,267   $   343    $   391   $   751
                                                      =======   =======    =======   =======

Net income (loss) per common share:
  Basic:
     Continuing operations                            $   .05   $  (.11)   $   .08   $  (.03)
     Discontinued operations (Note 1)                    2.88       .18         --       .18
                                                      -------   -------    -------   -------
        Net income                                    $  2.93   $   .07    $   .08   $   .15
                                                      =======   =======    =======   =======

  Diluted:
     Continuing operations                            $   .05   $  (.11)   $   .08   $  (.03)
     Discontinued operations (Note 1)                    2.85       .18         --       .18
                                                      -------   -------    -------   -------
        Net income                                    $  2.90   $   .07    $   .08   $   .15
                                                      =======   =======    =======   =======

Weighted average common shares outstanding:
  Basic                                                 4,862     4,848      4,861     4,854
  Diluted                                               4,914     4,848      4,918     4,854

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   September 30,     December 31,
                                                                                       1998              1997
-----------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
  Cash and equivalents (Note 1)                                                      $ 33,201          $     20
  Prepaid expenses and other current assets                                                60                19
  Discontinued operations - Prime Acquisition Corp. (Note 1)                                             12,888
                                                                                     --------          --------

    Total assets                                                                     $ 33,261          $ 12,927
                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, accrued expenses and other current liabilities                   $    539          $    189
  Discontinued operations - Prime Acquisition Corp. (Note 1)                            5,649                --
  Discontinued operations - White Metal Rolling and Stamping, Inc., net (Note 4)        3,970             3,853
                                                                                     --------          --------

    Total current liabilities                                                          10,158             4,042
                                                                                     --------          --------

Commitments and Contingencies (Notes 1 and 4)

Stockholders' equity
  Common stock par value $.01 per share: authorized 20,000,000 shares;
  issued 4,866,390 shares in September 1998, and 4,860,178 shares in December 1997         48                48
  Paid-in capital                                                                      20,369            20,355
  Retained earnings (deficit)                                                           2,749           (11,518)
                                                                                     --------          --------
                                                                                       23,166             8,885
  Treasury stock at cost -- 21,000 shares at September 30, 1998                           (63)               --
                                                                                     --------          --------
    Total stockholders' equity                                                         23,103             8,885
                                                                                     --------          --------

    Total liabilities and stockholders' equity                                       $ 33,261          $ 12,927
                                                                                     ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      -----------------
                                                                                      1998        1997
---------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Income (loss) from continuing operations                                          $    233    $   (517)
  Adjustments to reconcile loss from continuing operations to cash flows from operating activities:
      Imputed interest                                                                   117         117
      Changes in prepaid expenses and other assets                                       (41)        (25)
      Changes in accounts payable, accrued expenses and other current liabilities        350          80
                                                                                    --------    --------
        Net cash flows provided by (used for) operating activities
          of continuing operations                                                       659        (345)
                                                                                    --------    --------

Cash flows from discontinued operations:
  Income from discontinued operations                                                 14,034         860
  Changes in net assets of discontinued operations - Leslie-Locke                     18,537        (565)
                                                                                    --------    --------
        Net cash from discontinued operations                                         32,571         295
                                                                                    --------    --------

Cash flows from financing activities:
  Purchase of treasury stock                                                             (63)
  Employee purchases of common stock                                                      14          37
                                                                                    --------    --------
        Net cash flows (used for) provided by financing activities                       (49)         37
                                                                                    --------    --------

        Net increase (decrease) in cash                                               33,181         (13)

Cash and equivalents at beginning of period                                               20          25
                                                                                    --------    --------
Cash and equivalents at end of period                                               $ 33,201    $     12
                                                                                    ========    ========

Supplemental disclosure of cash flows information:
      Cash paid during the period for:
        Interest on debt - discontinued operations                                  $    196    $    854
        Income taxes - discontinued operations                                      $     11    $     --

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                            Retained          Total
                                                        Common     Treasury     Paid-in     Earnings      Stockholders'
                                                         Stock       Stock      Capital     (Deficit)        Equity
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1997                              $ 48       $ -        $  20,355    $ (11,518)     $   8,885
Net income for nine months ended September 30, 1998                                            14,267         14,267
Employee purchases of 6,212 shares of common stock                                    14                          14
Purchase of 21,000 shares of treasury stock                           (63)                                       (63)
                                                         ----       -----      ---------    ---------      ---------

Balance - September 30, 1998                             $ 48       $ (63)     $  20,369    $   2,749      $  23,103
                                                         ====       =====      =========    =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DISCONTINUED OPERATIONS - PRIME ACQUISITION CORP.

      In connection with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie-Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie- Locke, Inc. was changed to Prime Acquisition Corp. ("Prime").

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for $44.0 million in cash, subject to certain post closing working capital adjustments to be determined within 120 days from the closing. Prime realized a gain of $12.3 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime will have cash of approximately $27 million.

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

      All escrow funds are invested in liquid U.S. Treasury money market accounts. Earnings from $21.4 million of such investments held in escrow are remitted to Prime monthly.

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The Company will continue to incur expenses associated with the management of its assets, its financial reporting obligations, and other administrative functions.

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

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine month and three month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Income Taxes

      The Company and its subsidiaries file separate Federal and state income tax returns. The Company's subsidiaries generally file separate state income tax returns on the same basis as the Federal income tax returns.

New Accounting Standards

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and components in the financial statements. The Company has had no "other" comprehensive income for the nine months ended September 30, 1998 and 1997.

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

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At September 30, 1998, the Company had no net operating loss carryforward for Federal income tax purposes.

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

      At September 30, 1998, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.0 million. Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Prime (formerly known as Leslie-Locke, Inc.) was named as a defendant in certain product liability actions, Prime has not been held responsible, and the Company and Prime disclaim any liability for the obligations of White Metal.

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

      On May 7, 1996, the Company and Prime, and Drew Industries Incorporated ("Drew"), the former parent of the Company, and Drew's subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $9.7 million is sought from the Company and Prime including $7.5 million of tax related claims sought, jointly, and severally, from the Company, Prime, Drew and Kinro. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the reported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Prime which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million.

      On July 14,1998, the court granted defendants' motion to dismiss the trustee's tax-related claims aggregating approximately $7.5 million (excluding duplicate claims). The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. However, the trustee could appeal the court's decision dismissing these claims. The remaining $2.2 million of the trustee's claims were not dismissed, but Prime believes that the claims are without merit and will continue to vigorously defend against the claims. However, an estimate of potential loss, if any, cannot be made at this time. The Company

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

5.    Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations.

                                     Nine Months Ended      Three Months Ended
                                       September 30,           September 30,
                                     -----------------      ------------------
                                     1998        1997        1998        1997
--------------------------------------------------------------------------------

Weighted average common shares
   outstanding - basic             4,862,206   4,848,122   4,860,863   4,854,001
Assumed issuance of common stock
   pertaining to stock options        51,542          --      57,294          --
                                   ---------   ---------   ---------   ---------
Weighted average common shares
   outstanding - diluted           4,913,748   4,848,122   4,918,157   4,854,001
                                   =========   =========   =========   =========

      Weighted average common shares outstanding for the nine months and three months ended September 30, 1997 is the same for the basic and diluted calculation since the Company had a loss from continuing operations for those periods and, therefore, the exercise of outstanding options would be antidilutive.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      In connection with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie-Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie- Locke, Inc. was changed to Prime Acquisition Corp. ("Prime").

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for $44.0 million in cash, subject to certain post closing working capital adjustments to be determined within 120 days from the closing. Prime realized a gain of $12.3 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime will have cash of approximately $27 million.

RESULTS OF OPERATIONS

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds of $27 million, as well as funds being held for payment of closing costs and income taxes, are invested primarily in liquid U.S. Treasury money market accounts which yielded approximately 5.3% for the quarter. In addition, the Company had a one-time pre-tax gain from a securities transaction of $463,000 during the third quarter. The Company will continue to incur expenses of approximately $400,000 to $600,000 annually, associated with the management of its assets, its financial reporting obligations, and other administrative functions.

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

      All escrow funds are invested in liquid U.S. Treasury money market accounts. Earnings from $21.4 million of such investments held in escrow are remitted to Prime monthly.

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

      At September 30, 1998, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.0 million. Such liability is reflected in discontinued operations, net, on the Consolidated Balance Sheet. Although Prime (formerly known as Leslie-Locke, Inc.) was named as a defendant in certain product liability actions, Prime has not been held responsible, and the Company and Prime disclaim any liability for the obligations of White Metal.

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

      On May 7, 1996, the Company and Prime, and Drew Industries Incorporated ("Drew"), the former parent of the Company, and Drew's subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to allege several duplicate claims, seeks damages in the aggregate amount of approximately $10.6 million plus attorneys' fees, of which approximately $9.7 million is sought from the Company and Prime including $7.5 million of tax related claims sought, jointly, and severally, from the Company, Prime, Drew and Kinro. The proceeding is based principally upon the trustee's allegations that the Company and its affiliated companies obtained tax benefits attributable to the use of White Metal's net operating losses. The trustee seeks to recover the reported value of the tax savings achieved. In addition, the trustee alleges that White Metal made certain payments to Prime which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million.

      On July 14,1998, the court granted defendants' motion to dismiss the trustee's tax-related claims aggregating approximately $7.5 million (excluding duplicate claims). The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. However, the trustee could appeal the court's decision dismissing these claims. The remaining $2.2 million of the trustee's claims were not dismissed, but Prime believes that the claims are without merit and will continue to vigorously defend against the claims. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes the defense of this proceeding will not have a material adverse impact on its financial condition or results of operations.

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

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include certain contingent indemnification obligations as described in Note 1 of Notes to Consolidated Financial Statements, contingencies described in Note 4 of Notes to Consolidated Financial Statements, interest rates, and the potential consummation of acquisitions.

                                    LBP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LBP, INC.
                                        Registrant




                                        By /s/ Fredric M. Zinn
                                           -------------------------------------
                                        Fredric M. Zinn
                                        Principal Financial Officer

November 10, 1998