Form 10-K405
period 1998-12-31
LBP INC
filed 1999-03-30
CIK 922984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Year End                             Commission File Number
      December 31, 1998                                    0-24094

                                    LBP, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      13-3764357
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

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non affiliates of Registrant (computed by reference to the closing price as of March 12, 1999) was $12,073,137.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 12, 1999) was 4,932,390 shares of Common Stock.

Documents Incorporated by Reference

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 20, 1999 is incorporated by reference into Part III.

================================================================================

FORWARD LOOKING STATEMENTS

      This Form 10-K contains certain statements, including the Company's long-term plans, which could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. These statements reflect the Company's current views with respect to plans to acquire an operating company. The Company has identified certain factors which could cause actual plans to differ substantially from those included in the forward looking statements. These factors include the availability of suitable acquisition candidates, acquisition price and terms, and general economic conditions.

Item 1. BUSINESS

Introduction

      On November 12, 1997, Leslie Building Products, Inc., now known as LBP, Inc. (the "Company"), announced that its Board of Directors was considering strategic alternatives for the Company's long-range business plans. In this connection, the Company retained Harris Williams & Co. to assist in evaluating, and possibly disposing of, all or certain of the three major operating divisions of the Company's sole operating subsidiary, Leslie-Locke, Inc. ("Leslie-Locke"), a manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself remodeling and residential construction industry. Leslie-Locke's products consisted of (i) ornamental iron security products (including doors, window guards, fencing and railings), (ii) residential ventilation products, and (iii) specialty building products consisting of metal and fiberglass air distribution products for the HVAC industry, and a full line of door louvers and vision lite products for the architectural door market.

      The Board's decision was motivated by the Company's desire to achieve greater per share value for its stockholders. The home improvements products business is in the midst of fundamental changes, including the rapid consolidation of manufacturers and retailers, resulting in intense competitive pressure. As a result, the Company's Board of Directors believed that the goal of increased per share return to its stockholders was unlikely to be realized in the near future. Although operating management was optimistic about the growth opportunities available to Leslie-Locke, the Board of Directors believed that these opportunities could best be realized by a significantly larger company which is in a better position than the Company to compete in the changing industry. In connection with its decision concerning Leslie-Locke, the Board of Directors adopted resolutions regarding the Company's intent that, subsequent to the sale of its assets, Leslie-Locke would acquire an operating company and would be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible.

      Almost 300 potential buyers were contacted by Harris Williams & Co. and were provided with preliminary information concerning the assets and businesses for sale. Those potential buyers which expressed interest were provided with a confidential memorandum describing in detail the operations of Leslie-Locke's three business units. Twelve of these buyers attended presentations by management, and eight submitted bids for all or part of the assets and businesses for sale. The Company considered (i) price, (ii) payment terms, (iii) "caps," "baskets," escrow requirements, and time periods relating to Leslie-Locke's liability for representations and warranties, (iv) financing considerations, and (v) exclusivity requirements of buyers. After consideration of these and other factors, four bidders were selected as "finalists." After further negotiations with these bidders, Building Materials Corporation of America, d/b/a GAF Materials Corporation, was selected as the most desirable purchaser.

      Pursuant to an Asset Purchase Agreement, dated May 26, 1998 (the "Agreement"), Leslie-Locke sold substantially all of its net assets to LL Building Products, Inc., a newly-formed Delaware subsidiary of Building Materials Corporation of America, d/b/a GAF Materials Corporation. The purchase price was approximately $44 million in cash. The transaction was consummated on June 18, 1998 (the "Closing Date"), as of May 31, 1998. Pursuant to the Agreement, certain adjustments were made to the purchase price within 120 days from the Closing


                                       (2)

Date. Immediately after the closing of the transaction, the name of Leslie-Locke was changed to Prime Acquisition Corp., ("Prime") and the name of the Company was changed from Leslie Building Products, Inc. to LBP, Inc. From this point throughout this Annual Report, Leslie-Locke is referred to as Prime, unless the context otherwise requires.

      After payment of all its outstanding debt, closing costs, and income taxes, $28 million of the proceeds from the sale are available to acquire businesses and for certain other purposes. Stockholders' equity at December 31, 1998 was $23.4 million. Pursuant to the Agreement, a substantial portion of such proceeds was deposited in escrow for two years from the Closing Date, initially invested primarily in liquid U.S. Treasury money market accounts. However, in excess of $20 million of the escrow deposit may be released from escrow and used by Prime at any time to acquire other businesses, for certain investments, and for certain other permitted payments.

Recent Event

      On December 22, 1998, Prime purchased 800,000 shares of the Series B 10.5% Cumulative Convertible Preferred Stock, liquidation preference $25 per share (the "Preferred Stock"), of Impac Mortgage Holdings, Inc. ("IMH"). The purchase price for the Preferred Stock was $20,000,000, which was withdrawn from the escrow deposit, and the Preferred Stock was deposited in escrow. The Preferred Stock is convertible into the Common Stock of IMH at $4.95 per share, or an aggregate of 4,040,000 shares, representing 13.2% of IMH. The Common Stock of IMH is traded on the American Stock Exchange (symbol: IMH). The conversion price may be adjusted downward if, among other things, certain earning levels are not attained by IMH through June 30, 1999. In addition, Prime is entitled to receive as a dividend each quarter, payable in cash or shares of IMH Common Stock, the higher of 10.5% or the amount paid as dividends to common stockholders of IMH.

      IMH is a publicly-owned specialty finance company, which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans, and the Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. IMH is organized as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level.

      The investment in IMH was made in order for the Company to enhance stockholder value while efforts to acquire an operating company continue. In that regard, on December 17, 1998, the Company's Board of Directors reaffirmed the previously adopted resolutions regarding the Company's intent that Prime be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible.

      The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York, 10601; telephone number (914) 421-2545. The Common Stock of the Company is traded on the OTC-Bulletin Board (symbol: LBPI).

Business of the Company Prior to the Sale of Assets

      Prior to the sale of its assets, Leslie-Locke's categories of products consisted of (i) patented do-it-yourself systems of ornamental iron railings, columns and accessories, security doors and window and door guards; (ii) ventilation devices, including exterior applied static ventilators, energy-free turbine ventilators, power attic ventilators, chimney caps, and whole-house fans; and (iii) specialty building products consisting of metal and fiberglass air distribution products for the HVAC industry door louvers, and glass frames and vision lite products for architectural doors. Most of these categories of products included a wide variety of styles, sizes and colors resulting in the availability of over 2,000 different products.


                                       (3)

      In December 1986, Leslie-Locke acquired White Metal Rolling and Stamping Corp. ("White Metal"), a manufacturer of aluminum consumer and industrial ladders. After an initial period of profitable operations, the ladder operation incurred substantial operating losses as a result of competitive market conditions, volatile raw material costs, and product liability claims which became uninsured as a result of the insolvency of several of its insurance carriers in the late 1980's. Because of these losses, White Metal's ladder manufacturing operations were discontinued as of November 1990 and its assets were sold. On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. White Metal was not included in the sale of Leslie-Locke's assets. See "Item 3. Legal Proceedings" and Note 5 of Notes to Consolidated Financial Statements.

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

      Pursuant to a Shared Services Agreement, the Company and Drew agreed to share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of the independent audit, stockholder relations, and regulatory matters. The Company reimburses Drew for the fair market value of such services. The Agreement was extended to December 31, 1999.

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

Item 2. PROPERTIES

      The Company has no owned or leased properties, and reimburses Drew for use of a portion of Drew's offices. All Leslie-Locke's owned and leased real properties were included in the sale of its assets.

Item 3. LEGAL PROCEEDINGS

      The ladder manufacturing business formerly conducted by White Metal, Prime's subsidiary, ceased operations in 1990. On September 30, 1994, the date White Metal filed a voluntary petition seeking liquidation under chapter 7, there were approximately 45 pending personal injury claims against White Metal in various stages of demand or litigation, alleging a variety of injuries. The initial demands made by claimants range from nominal amounts to several million dollars; however, the average settlement amount of a claim against White Metal had been in the range of $30,000. White Metal anticipates that additional claims may be asserted in the future. As of December 31, 1998, based on past actuarial studies and past experience, White Metal's estimated future product liability was approximately $4 million, representing existing and future claims and associated administrative costs. Most of White Metal's product liability insurance has either expired or was provided by insurers that are now insolvent. As a result, White Metal became self-insured for a substantial portion of pending, and virtually all new, product liability claims. As a result of the chapter 7 petition, all litigation against White Metal was stayed. Under certain circumstances, the Bankruptcy Court could lift the stay and permit litigation of specific claims to proceed.


                                       (4)

      In a limited number of cases, the Company and Prime have been named as defendants in personal injury cases based on allegations of White Metal's negligence in the manufacture of ladders. Neither the Company nor Prime has been held liable in any such case. Because neither the Company nor Prime engaged in the manufacture or marketing of ladders, and because the Company and Prime maintained separate and distinct corporate entities, businesses, manufacturing facilities and operations from White Metal and did not assume White Metal's liabilities or succeed to its business, the Company and Prime disclaim any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company or Prime, will not result in liability. While the Company and Prime will vigorously oppose and defend any White Metal claim asserted against them, because claims against White Metal are asserted in various jurisdictions, it is impossible to predict the outcome of any future litigation involving these matters.

      On May 7, 1996, the Company and Prime, and Drew, the former parent of Prime, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax-related claims was sought, jointly and severally, from the Company, Prime, Drew and Kinro. On July 14, 1998, the Bankruptcy Court granted defendants' motion to dismiss the trustee's tax-related claims. The Court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. The trustee could appeal the Court's decision dismissing these claims on termination of the proceeding.

      Other than the dismissed tax-related claims, the trustee alleges that White Metal made certain payments to Prime which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Although these claims were not dismissed, Prime believes that the claims are without merit, denies liability for any such amount, and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that the defense of this proceeding will not have a material adverse impact on the Company's financial condition or results of operations.

      Neither the Company nor Prime is a party to any other legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                       (5)

      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 1998.

       Name                      Position
       ----                      --------
       Leigh J. Abrams      President, Chief Executive Officer and Director of
       (Age 56)             the Company since July 1994.

       Edward W. Rose, III  Chairman of the Board of Directors of the Company
       (Age 57)             since July 1994.

       James F. Gero        Director since July 1994.
       (Age 53)

       Marshall B. Payne    Director since July 1994.
       (Age 41)

       Fredric M. Zinn      Chief Financial Officer of the Company since July
       (Age 47)             1994.

       Harvey J. Kaplan     Secretary and Treasurer of the Company since July
       (Age 64)             1994.

      LEIGH J. ABRAMS, for more than the past five years has also been President, Chief Executive Officer and a Director of Drew.

      EDWARD W. ROSE, III, for more than the past five years, has been President and principal stockholder of Cardinal Investment Company, Inc., an investment firm. Mr. Rose also serves as a director of the following public companies:
Osprey Holding, Inc., previously engaged in selling computer software for hospitals; Liberte Investors, Inc., engaged in real estate loans and investments; and ACE Cash Express, Inc., engaged in check cashing services. Mr. Rose is also Chairman of the Board of Drew.

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of defense electronics, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Mr. Gero also serves as a director of the following public companies: Orthofix International, N.V., an international supplier of orthopedic devices for bone fixation and stimulation; and Spar Aerospace Ltd., engaged in space robotics, communications equipment and aerospace products and services. Mr. Gero is also a Director of Drew.

      MARSHALL B. PAYNE, for more than the past five years, has been Vice President of Cardinal Investment Company, Inc., an investment firm. Mr. Payne also serves as a director of the following public companies: Osprey Holding, Inc., previously engaged in selling computer software for hospitals; and ACE Cash Express, Inc., engaged in check cashing services; and Restoration Hardware, Inc., a specially retailer of home furnishings.

      FREDRIC M. ZINN, a certified public accountant, for more than the past five years, has also been Chief Financial Officer of Drew.


                                       (6)

      HARVEY J. KAPLAN, a certified public accountant, for more than the past five years, has also been Secretary and Treasurer of Drew.

      RALPH C. PEPPER, a director of the Company from July 1994, and President of Leslie-Locke from 1989, resigned as a director of the Company and as an officer of Leslie-Locke on June 18, 1998 in connection with the sale of Leslie-Locke's assets. Mr. Pepper became employed by the purchaser.

Compliance with Section 16(a) of the Securities Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based on its review of the copies of such forms received by it, the Company believes that during 1998 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder other than Edward W. Rose, III a Director) were complied with.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Per Share Market Price Information

      The Common Stock of the Company is traded on the OTC-Bulletin Board (symbol: LBPI). On March 12, 1999, there were 2,317 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.

      The table below sets forth, for the periods indicated, the range of high and low prices per share for the Common Stock as reported by the National Association of Securities Dealers. The prices set forth below represent quotations between dealers, without adjustment for retail mark up, mark down or commissions, and do not necessarily represent actual transactions.

                                                          High      Low
                                                          ----      ---
         Calendar 1998

            Quarter ended March 31...................... $ 2.75   $ 2.25
            Quarter ended June 30....................... $ 3.88   $ 2.13
            Quarter ended September 30.................. $ 3.41   $ 2.69
            Quarter ended December 31................... $ 3.31   $ 2.81

                                                          High      Low
                                                          ----      ---
         Calendar 1997

            Quarter ended March 31...................... $ 2.75   $ 1.38
            Quarter ended June 30....................... $ 1.81   $ 1.13
            Quarter ended September 30.................. $ 1.75   $ 1.25
            Quarter ended December 31................... $ 2.50   $ 1.19


                                       (7)

      The closing price per share for the common stock on March 12, 1999, was $4.125.

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

Item 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included herein (in thousands, except per share amounts):

                                                                Year Ended December 31,
                                             --------------------------------------------------------------
                                             1998         1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------
Operating Data:
  Income (loss) from continuing
     operations before income taxes          $   671   $     (663)   $     (641)   $     (637)   $     (453)
  Provision for income taxes                     295
                                             -------   ----------    ----------    ----------    ----------
  Income (loss) from continuing operations       376         (663)         (641)         (637)         (453)
  Discontinued operations                     14,354          942         1,268        (7,432)       (4,013)
                                             -------   ----------    ----------    ----------    ----------
           Net income (loss)                 $14,730   $      279    $      627    $   (8,069)   $   (4,466)
                                             =======   ==========    ==========    ==========    ==========

  Net income (loss) per common share:
     Basic:
       Continuing operations                 $   .08   $     (.14)   $     (.13)   $     (.13)   $     (.09)
       Discontinued operations                  2.96          .20           .26         (1.55)         (.84)
                                             -------   ----------    ----------    ----------    ----------
           Net income (loss)                 $  3.04   $      .06    $      .13    $    (1.68)   $     (.93)
                                             =======   ==========    ==========    ==========    ==========

     Diluted:
         Continuing operations               $   .08   $     (.14)   $     (.13)   $     (.13)   $     (.09)
         Discontinued operations                2.93          .20           .26         (1.55)         (.84)
                                             -------   ----------    ----------    ----------    ----------
           Net income (loss)                 $  3.01   $      .06    $      .13    $    (1.68)   $     (.93)
                                             =======   ==========    ==========    ==========    ==========

Balance Sheet Data (at end of period):
     Total Assets(a)                         $33,117   $   12,927    $   12,323    $   11,539    $   16,003
     Stockholders' Equity(a)                 $23,365   $    8,885    $    8,563    $    7,868    $   15,921

-----------------------------

(a) On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The Company will continue to incur expenses associated with the management of its assets, its financial reporting obligations, and other administrative functions. (See Note 1 of Notes to Consolidated Financial Statements).


                                       (8)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In connection with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie-Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie- Locke, Inc. was changed to Prime Acquisition Corp. ("Prime").

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime will have cash of approximately $28 million.

      The Board of Directors of the Company adopted a resolution regarding the Company's intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible, and that the proceeds from the sale of the assets of Prime be utilized to acquire other businesses.

RESULTS OF OPERATIONS

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds, as well as funds being held for payment of closing costs and income taxes, were initially invested primarily in liquid U.S. Treasury money market accounts which yielded approximately 5% per annum for the period the funds were invested. In addition, the Company had a one-time pre-tax gain from a securities transaction of $463,000 during the third quarter. The Company will continue to incur expenses of approximately $550,000 to $750,000 annually, associated with the management of its assets, its financial reporting obligations, other administrative functions and imputed interest costs. Such expenses exclude costs which may be incurred in connection with acquisition searches and unanticipated costs, if any, in connection with discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Assets

      In connection with the June 1998 sale of Prime's assets, Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at December 31, 1998 was approximately $5 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.


                                       (9)

Investment in Securities

      On December 22, 1998, the company's wholly-owned subsidiary, Prime Acquisition Corp., acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holding, Inc., ("Impac"). The shares are convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,000 shares representing 13.2 percent of IMH common stock. The conversion price may be adjusted downward if, among other things, certain earning levels are not attained by Impac through June 30, 1999. In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at cost of $20,053,000.

      This investment was made in order to enhance stockholder value while efforts to acquire an operating company continue. In that regard, the Board of directors of the company reaffirmed previously adopted resolutions regarding its intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible.

Contingent Liabilities

      The sale of Prime's assets did not include the assets and liabilities of White Metal Rolling and Stamping Corp.("White Metal"), the operations of which were discontinued in 1990. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

      At December 31, 1998, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.0 million. Such liability is reflected in discontinued operations - White Metal Rolling and Stamping Corp., net, on the Consolidated Balance Sheet. Although Prime was named as a defendant in certain product liability actions, Prime has not been held responsible, and the Company and Prime disclaim any liability for the obligations of White Metal.

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

      On May 7, 1996, the Company and Prime, and Drew, the former parent of Prime, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax related claims was sought, jointly and severally, from the Company, Prime, Drew and Kinro. On July 14,1998, the bankruptcy court granted defendants' motion to dismiss the trustee's tax-related claims. The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. The trustee could appeal the court's decision dismissing these claims on termination of the proceeding.


                                      (10)

      Other than the dismissed tax-related claims, the trustee alleges that White Metal made certain payments to Prime which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Although these claims were not dismissed, the Company believes that the claims are without merit, denies liability for any such amount, and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that the defense of this proceeding will not have a material adverse impact on the Company's financial condition or results of operations.

INFLATION

      Future changes from current levels of inflation may be expected to impact the investment income earned by the Company on its temporary investments.

YEAR 2000

      The company has determined, without taking into account any remedial steps which have been taken, that the potential consequences of Year 2000 issues would not have a material effect on the business, results of operations, or financial condition of LBP, Inc.

      As described in Note 1 of Notes to Consolidated Financial Statements, substantially all of the assets of the Company's sole operating subsidiary were sold. As a result, LBP and its subsidiaries do not now conduct any operations and therefore do not rely on any significant data processing for their business.

      At December 31, 1998, approximately $13 million of the Company's assets were invested in liquid U.S. Treasury money market accounts, which the Company does not believe are susceptible to significant risk as a result of Year 2000 issues. The Company also has invested $20 million in a Convertible Preferred Stock of Impac Mortgage Holdings, Inc., the common stock of which is publicly traded and is listed on the American Stock Exchange. This investment is not viewed as long-term, and it continues to be the Company's intention to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible. The proceeds from the sale of these investments will be ultimately used to acquire other businesses. Disclosure requirements regarding Year 2000 issues will be reconsidered when the Company makes such an acquisition or as its investment portfolio changes.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This report contains certain statements, including the Company's long-term plans, which could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. These statements reflect the Company's current views with respect to future events, financial performance and plans to acquire an operating company.

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include certain contingent indemnification obligations as described in Note 1 of Notes to Consolidated Financial Statements, contingencies described in Note 4 of Notes to Consolidated Financial Statements, interest rates, and the potential availability of suitable acquisition candidates, acquisition price and terms, as well as general economic conditions.


                                      (11)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and Schedule of the Company and its subsidiaries pursuant to this Item and Item 14 of this Report are set forth in the Index to Consolidated Financial Statements included herein.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 20, 1999.

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

      (b) Reports on Form 8-K

            On December 28, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of 800,000 shares of the Series B 10.5% Cumulative Convertible Preferred Stock of Impac Mortgage Holdings, Inc.


                                      (12)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LBP, INC.

Date: March 24, 1999                   By: /s/ Leigh J. Abrams
                                           ----------------------
                                       Leigh J. Abrams, President

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

Date                 Signature                        Title
----                 ---------                        -----

March 24, 1999       By: /s/ Leigh J. Abrams          Director, President and
                        ---------------------         Chief Executive Officer
                         (Leigh J. Abrams)

March 24, 1999       By: /s/ Harvey J. Kaplan         Secretary and Treasurer
                        ---------------------
                         (Harvey J. Kaplan)

March 24, 1999       By: /s/ Fredric M. Zinn          Chief Financial Officer
                        ---------------------
                         (Fredric M. Zinn)

March 24, 1999       By: /s/ John F. Cupak            Controller
                        ---------------------
                         (John F. Cupak)

March 24, 1999       By: /s/ Edward W. Rose, III      Director
                        ---------------------
                         (Edward W. Rose, III)

March 24, 1999       By: /s/ James F. Gero            Director
                        ---------------------
                         (James F. Gero)

March 24, 1999       By:/s/Marshall B. Payne          Director
                        ---------------------
                         (Marshall B. Payne)


                                      (13)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

      Independent Auditors' Report

      Consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996

      Consolidated balance sheets at December 31, 1998 and 1997

      Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996

      Consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997 and 1996

      Notes to consolidated financial statements

Consolidated Financial Statement Schedules for the years ended December 31, 1998, 1997 and 1996

      Schedule II - Valuation and Qualifying Accounts

      Schedules other than that listed above are omitted as they are not applicable or the information required is included in the consolidated financial statements and notes thereto.


                                      (14)

                           Report of Independent Auditors

The Board of Directors
LBP, Inc.:

We have audited the consolidated balance sheets of LBP, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14. These consolidated financial statements and the financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LBP, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG LLP
Stamford, Connecticut
February 17, 1999


                                      (15)

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31,
                                                         -------------------------
                                                         1998      1997       1996
-----------------------------------------------------------------------------------
(In thousands, except per share amounts)
Continuing Operations:
  Investment income                                    $ 1,400   $    --    $    --
  General and administrative expenses                      573       507        485
                                                       -------   -------    -------
      Operating income (loss)                              827      (507)      (485)
  Imputed interest expense                                 156       156        156
                                                       -------   -------    -------

      Income (loss) from continuing
        operations before income taxes                     671      (663)      (641)
  Provision for income taxes (Note 5)                      295        --         --
                                                       -------   -------    -------

      Income (loss) from continuing
        operations                                         376      (663)      (641)
                                                       -------   -------    -------

Discontinued Operations (Note 1):

      Income from operations, before income taxes        1,736       942      1,268
      Provision for income taxes (Note 5)                   --        --         --
                                                       -------   -------    -------
         Income from operations                          1,736       942      1,268
                                                       -------   -------    -------

      Gain on disposal of assets before income taxes    17,614        --         --
      Provision for income taxes (Note 5)                4,996        --         --
                                                       -------   -------    -------
         Gain on disposal of assets                     12,618        --         --
                                                       -------   -------    -------

         Income from discontinued operations            14,354       942      1,268
                                                       -------   -------    -------

         Net income                                    $14,730   $   279    $   627
                                                       =======   =======    =======

Net income (loss) per common share:
  Basic:
      Continuing operations                            $   .08   $  (.14)   $  (.13)
      Discontinued operations (Note 1)                    2.96       .20        .26
                                                       -------   -------    -------
         Net income                                    $  3.04   $   .06    $   .13
                                                       =======   =======    =======

  Diluted:
      Continuing operations                            $   .08   $  (.14)   $  (.13)
      Discontinued operations (Note 1)                    2.93       .20        .26
                                                       -------   -------    -------
         Net income                                    $  3.01   $   .06    $   .13
                                                       =======   =======    =======

The accompanying notes are an integral part of these consolidated financial statements.


                                      (16)

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                                -------------------
                                                                 1998         1997
-----------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
  Cash and equivalents                                         $ 12,981    $     20
  Investment in securities (Note 2)                              20,053          --
  Prepaid expenses and other current assets                          83          19
  Discontinued operations - Prime Acquisition Corp. (Note 1)         --      12,888
                                                               --------    --------

     Total assets                                              $ 33,117    $ 12,927
                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, accrued expenses and other current
   liabilities                                                 $    709    $    189
  Discontinued operations - Prime Acquisition Corp.,
   net (Notes 1 and 5)                                            5,034          --
  Discontinued operations - White Metal Rolling and
   Stamping, Corp., net (Note 4)                                  4,009       3,853
                                                               --------    --------
     Total liabilities                                            9,752       4,042
                                                               --------    --------

Commitments and Contingencies (Notes 1 and 4)

Stockholders' equity (Note 6)
  Common stock, par value $.01 per share: authorized
   20,000,000 shares; issued 4,867,390 shares in 1998,
   and 4,860,178 shares in 1997                                      48          48
  Paid-in capital                                                20,369      20,355
  Retained earnings (deficit)                                     3,212     (11,518)
                                                               --------    --------
                                                                 23,629       8,885
  Treasury stock at cost -- 89,000 shares in 1998                  (264)         --
                                                               --------    --------

     Total stockholders' equity                                  23,365       8,885
                                                               --------    --------

     Total liabilities and stockholders' equity                $ 33,117    $ 12,927
                                                               ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      (17)

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended December 31,
                                                         -------------------------
                                                         1998      1997       1996
-----------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
  Income (loss) from continuing operations             $   376   $  (663)   $  (641)
  Adjustments to reconcile income (loss) from
   continuing operations to cash flows from
   operating activities:
     Gain on sale of investments                          (463)       --         --
     Imputed interest                                      156       156        156
     Changes in prepaid expenses and other assets          (64)      (19)        18
     Changes in accounts payable, accrued expenses
      and other current liabilities                        520       126        (67)
                                                       -------   -------    -------
      Net cash flows provided by (used for)
       operating activities of continuing
       operations                                          525      (400)      (534)
                                                       -------   -------    -------

Cash flows from discontinued operations:
  Cash proceeds from sale of assets and business
   of Prime, net of closing costs of $4,175             39,344        --         --
  Income from discontinued operations                    1,736       942      1,268
  Paydown of debt with proceeds of sale                (10,018)       --         --
  Change in unliquidated net liabilities and assets      1,214      (590)      (783)
                                                       -------   -------    -------
      Net cash from discontinued operations             32,276       352        485
                                                       -------   -------    -------

Cash flows from investing activities:
  Investment in securities                             (31,616)       --         --
  Sales of securities                                   12,026        --         --
                                                       -------   -------    -------
      Net cash flows used for investing activities     (19,590)       --         --
                                                       -------   -------    -------

Cash flows from financing activities:
  Purchase of treasury stock                              (264)
  Employee purchases of common stock                        14        43         68
                                                       -------   -------    -------
      Net cash flows (used for) provided by
       financing activities                               (250)       43         68
                                                       -------   -------    -------

      Net increase (decrease) in cash                   12,961        (5)        19

Cash and equivalents at beginning of period                 20        25          6
                                                       -------   -------    -------
Cash and equivalents at end of period                  $12,981   $    20    $    25
                                                       =======   =======    =======

Supplemental disclosure of cash flows information:
  Cash paid (received) during the period for:
      Interest on debt - discontinued operations       $   196   $ 1,010    $ 1,567
      Income taxes - discontinued operations           $    11   $    --    $  (270)

The accompanying notes are an integral part of these consolidated financial statements.


                                      (18)

                                    LBP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Retained       Total
                                                         Common    Treasury     Paid-in      Earnings   Stockholders'
                                                         Stock      Stock       Capital      (Deficit)      Equity
---------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1995                              $   48     $   --      $ 20,244     $(12,424)     $  7,868

   Net income                                                                                     627           627
   Employee purchases of 36,155 shares                                  --            68                         68
                                                         ------     ------      --------     --------      --------
Balance - December 31, 1996                                  48                   20,312      (11,797)        8,563

   Net income                                                                                     279           279
   Employee purchases of 27,103 shares                                                43                         43
                                                         ------     ------      --------     --------      --------
Balance - December 31, 1997                                  48         --        20,355      (11,518)        8,885

   Net income                                                                                  14,730        14,730
   Employee purchases of 6,212 shares                                                 13                         13
   Exercise of employee stock options - 1,000 shares                                   1                          1
   Purchase of 89,000 shares of treasury stock                        (264)                                    (264)
                                                         ------     ------      --------     --------      --------
Balance - December 31, 1998                              $   48     $ (264)     $ 20,369     $  3,212      $ 23,365
                                                         ======     ======      ========     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      (19)

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

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime will have cash of approximately $28 million.

      Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime,
(ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at December 31, 1998 was approximately $5 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

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

      Discontinued operations consists of income taxes payable ($5,033,000) and accrued expenses ($588,000) offset by notes receivable ($403,000) and deferred income tax benefits ($185,000).

2. INVESTMENT IN SECURITIES

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares are convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,000 shares, representing 13.2 percent of IMH common stock. The


                                      (20)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conversion price may be adjusted downward if, among other things, certain earning levels are not attained by Impac through June 30, 1999. In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at cost of $20,053,000. The Company believes that the book value of this investment approximates fair value at December 31, 1998.

      This investment was made in order to enhance stockholder value while efforts to acquire an operating company continue. In that regard, the Board of Directors of the Company reaffirmed previously adopted resolutions regarding its intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Standards

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and components in the financial statements. The Company has had no "other" comprehensive income for the years ended December 31, 1998, 1997 and 1996.

      In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," for fiscal years beginning after December 15, 1997. This statement addresses presentation and disclosure matters and has no impact on the Company's financial position or results of operations. The Company currently has no segments.

Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


                                      (21)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) DISCONTINUED OPERATIONS - WHITE METAL ROLLING AND STAMPING CORP.

      In fiscal 1990, the Company discontinued the operations of White Metal Rolling and Stamping Corp. ("White Metal"), the Company's ladder manufacturing subsidiary. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

      At December 31, 1998, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.0 million. Such liability is reflected in discontinued operations - White Metal Rolling and Stamping Corp., net, on the Consolidated Balance Sheet. Although Prime (formerly known as Leslie-Locke, Inc.) was named as a defendant in certain product liability actions, Prime has not been held responsible, and the Company and Prime disclaim any liability for the obligations of White Metal.

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

      On May 7, 1996, the Company and Prime, and Drew, the former parent of Prime, and its subsidiary, Kinro, Inc., were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax related claims was sought, jointly and severally, from the Company, Prime, Drew and Kinro. On July 14,1998, the bankruptcy court granted defendants' motion to dismiss the trustee's tax-related claims. The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. The trustee could appeal the court's decision dismissing these claims on termination of the proceeding.

      Other than the dismissed tax-related claims, the trustee alleges that White Metal made certain payments to Prime which were preferential and are recoverable by White Metal, in the approximate amount of $2.2 million. Although these claims were not dismissed, the Company believes that the claims are without merit, denies liability for any such amount, and is vigorously defending against the allegations. However, an estimate of potential loss, if any, cannot be made at this time. The Company believes that the defense of this proceeding will not have a material adverse impact on the Company's financial condition or results of operations.


                                      (22)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) INCOME TAXES

      Income tax provision (benefit) in the Consolidated Statements of Operations is as follows (in thousands):

                                                          Year Ended December 31,
                                                         -------------------------
                                                         1998      1997       1996
-----------------------------------------------------------------------------------
Continuing operations
  Current:
   Federal                                             $   294   $    --    $    --
   State                                                    65        --         --

  Deferred:
   Federal                                                 (64)       --         --
   State                                                    --        --         --
                                                       -------   -------    -------
                                                       $   295   $    --    $    --
                                                       =======   =======    =======

Discontinued operations                                $ 4,996   $    --    $    --
                                                       =======   =======    =======

      The provision (benefit) for income taxes differs from the amount computed by applying the Federal statutory rate (34%) to income before income taxes for the following reasons (in thousands):

                                                          Year Ended December 31,
                                                         -------------------------
                                                         1998      1997       1996
-----------------------------------------------------------------------------------
Continuing operations:
  Income tax (benefit) at Federal statutory rate       $   228   $  (225)   $  (218)
  State income taxes, net of Federal income tax
   benefit                                                  43        --         --
  Change in valuation allowance                            (29)      172        165
  Non-deductible expenses                                   53        53         53
                                                       -------   -------    -------
   Provision for income taxes                          $   295   $    --    $    --
                                                       =======   =======    =======

      The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997 are as follows (in thousands):

                                                              1998         1997
--------------------------------------------------------------------------------

Deferred tax assets:
   Accruals                                                 $     64    $     51
   Less deferred tax valuation allowance                          --          51
                                                            --------    --------
      Net deferred tax asset                                $     64    $     --
                                                            ========    ========

      A deferred tax valuation allowance applies to deferred tax assets that may expire before the Company can utilize them. At December 31, 1997, based upon its prior operating results, the Company could not conclude that the deferred tax assets were likely to be realized in the ordinary course of operations. Accordingly, a valuation allowance was required to reduce the carrying value of the net deferred tax asset to zero at December 31, 1997. The valuation


                                      (23)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowance is periodically re-evaluated based upon expected operating results. At December 31, 1998, the Company concluded that it is more likely than not that the deferred tax asset will be realized in the ordinary course of operations based an income from operating activities, therefore no valuation allowance is required.

      Net deferred tax assets of $64,000 are included in prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 1998.

      At December 31, 1998, the Company's liabilities for income taxes was $5,424,000, of which $5,033,000 is included in discontinued operations and $391,000 is included in accrued expenses and other current liabilities in the Consolidated Balance Sheet.

(6) STOCKHOLDERS' EQUITY

      There are 20,000,000 shares of Par Value $.01 Per Share Common Stock authorized and there are 1,000,000 shares of Par Value $5 Per Share Preferred Stock authorized, of which 4,778,390 shares of Common Stock and no shares of Preferred Stock are outstanding.

Employee Stock Option Plan

      The Company has an Employee Stock Option Plan (the "Stock Option Plan") pursuant to which the Company may grant officers, directors and key employees of LBP and Prime options to purchase LBP Common Stock. The Stock Option Plan provides for the grant of stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code and non-qualified stock options ("NQSOs").

      Under the Stock Option Plan, since 1994 LBP's Stock Option Plan Committee has been authorized to grant options to purchase up to an aggregate of 300,000 shares of LBP's Common Stock. The Committee will determine the period for which each stock option may be exercisable, but in no event may a stock option be exercisable more than 10 years from the date of grant thereof. The number of shares available under the Stock Option Plan, and the exercise price of options granted under the Stock Option Plan, are subject to adjustments that may be made by the Committee to reflect stock splits, stock dividends, recapitalization, mergers, or other major corporate action.

      The exercise price for options granted under the Stock Option Plan is determined by the Committee in its sole discretion; provided, however, in the case of an ISO granted to an optionee, the exercise price shall be at least equal to 100% of the fair market value of the shares subject to such option on the date of grant. The exercise price may be paid in cash or in shares of LBP Common Stock. Options granted under the Stock Option Plan become exercisable in annual installments determined by the Committee and accelerated vesting is subject to performance criteria.


                                      (24)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Transactions in stock options under this plan are summarized as follows:


                                                         Number
                                                        Of Shares      Option Price
------------------------------------------------------------------------------------
Outstanding at December 31, 1995                         193,000        $ 1.55-$2.26
  Granted                                                  7,883        $ 2.31-$3.21
  Canceled                                                (5,000)       $ 1.66
                                                         -------
Outstanding at December 31, 1996                         195,883        $ 1.55-$3.21
  Granted                                                 12,500        $ 1.37-$2.05
                                                         -------
Outstanding at December 31, 1997                         208,383        $ 1.375-$3.21
  Granted                                                  7,500        $ 3.179
  Exercised                                               (1,000)       $ 1.375
  Canceled                                                (4,000)       $ 1.375
                                                         -------
Outstanding at December 31, 1998                         210,883        $ 1.55-$3.21
                                                         =======
Exercisable at December 31, 1998                         202,283        $ 1.55-$3.21
                                                         =======
Options available for grant at December 31, 1998          88,117
                                                         =======

      Stock options generally expire in five years from the date they are granted; options vest over service periods that range from zero to five years.

      The Company adopted the disclosure-only option under SFAS No.123, Accounting for Stock-Based Compensation ("FAS 123"), as of December 31, 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants included no dividend yields, risk-free interest rates of 5.5%, 5.5% and 5.9%; assumed expected volatilities of 45.2%, 76.9% and 56.8%; and expected lives of 5, 5, and 5 years; for 1998, 1997 and 1996, respectively. The number of shares available for granting options were 88,117 shares, 91,617 shares and 104,117 shares at December 31, 1998, 1997 and 1996, respectively.


                                      (25)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      If compensation cost for the Company's stock option plan had been recognized in the income statement based upon the fair market method, income from continuing operations would have been reduced to the pro forma amounts indicated below:

                                       Year Ended December 31,
                                    ----------------------------
                                    1998        1997        1996
                                    ----        ----        ----
Income (loss from continuing
 operations (in thousands):
   As reported                     $  376      $ (663)     $ (641)
   Pro forma                       $  361      $ (677)     $ (658)

Earnings (loss) per share from
 continuing operations (basic)
   As reported                     $  .08      $ (.14)     $ (.13)
   Pro forma                       $  .07      $ (.14)     $ (.14)

Earnings (loss) per share from
 continuing operations (diluted)
   As reported                     $  .08      $ (.14)     $ (.13)
   Pro forma                       $  .07      $ (.14)     $ (.14)

      The following table summarizes information about stock options outstanding at December 31, 1998:

                                             Average
                              Option        Remaining    Option
               Exercise       Shares          Life       Shares
                Price       Outstanding      (Years)   Exercisable
                -----       -----------      -------   -----------

               $ 1.55         21,500           3.0        12,900
               $ 1.66        154,000            .1       154,000
               $ 2.05          7,500           4.0         7,500
               $ 2.21          7,500           2.0         7,500
               $ 2.26          5,000           2.0         5,000
               $ 2.31            383            .1           383
               $ 3.18          7,500           5.0         7,500
               $ 3.21          7,500           3.0         7,500
                             -------                     -------
                             210,883                     202,283
                             =======                     =======

Stock Purchase Plan

      Under the terms of the Company's 1995 Employee Stock Purchase Plan, eligible employees could purchase shares of the Company's common stock through payroll deductions.

      During 1998, 6,212 shares were purchased under the Stock Purchase Plan at a cost of $2.13 per share. During 1997, 27,103 shares were purchased at a cost of $1.12 to $2.12 per share. At December 31, 1998, there were 296,003 shares available for future purchases under the Plan.

                                      (26)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock and Shares Outstanding

      The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

                                            Year Ended December 31,
                                         ----------------------------
                                         1998        1997        1996
                                         ----        ----        ----

Weighted average shares outstanding
  for basic earnings per share         4,843,010   4,850,905  4,817,138
Common stock equivalents pertaining
  to stock options                        51,876      13,588     71,092
                                       ---------   ---------  ---------
Total for diluted shares               4,894,886   4,864,493  4,888,230
                                       =========   =========  =========

(7)   SHARED SERVICES AGREEMENT

      Pursuant to a Shares Services Agreement with Drew Industries Incorporated, the Parent of the Company until the Company was spun off in July 1994, the Company has paid management fees for certain administrative services as follows (in thousands):
                                                         Included in
                                                 ----------------------------
                                                 Administrative  Discontinued
                                        Total       Expenses     Operations
                                        -----       --------     ----------

Year ended December 31, 1998            $512         $ 146          $366
Year ended December 31, 1997            $526         $ 112          $414
Year ended December 31, 1996            $509         $ 112          $397


                                      (27)

                                      LBP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Interim unaudited financial information follows (in thousands, except per share amounts):

                                                     First        Second         Third        Fourth
                                                    Quarter       Quarter       Quarter       Quarter         Year
------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
   Income (loss) from continuing operations         $ (171)       $   13        $  391        $  143        $  376
   Income (loss) from discontinued operations         (175)       14,209            --           320        14,354
   Net income (loss)                                  (346)       14,222           391           463        14,730
   Income (loss) per basic common share:
     Continuing operations                          $ (.04)       $   --        $  .08        $  .03        $  .08
     Discontinued operations                          (.03)         2.92            --           .07          2.96
     Net income (loss) per share                      (.07)         2.92           .08           .10          3.04
   Income (loss) per diluted common share:
     Continuing operations                          $ (.04)       $   --        $  .08        $  .03        $  .08
     Discontinued operations                          (.03)         2.90            --           .07          2.93
     Net income (loss) per share                      (.07)         2.90           .08           .10          3.01

Year Ended December 31, 1997
   Income (loss) from continuing operations         $ (173)        $(176)        $(168)       $ (146)       $ (663)
   Income (loss) from discontinued operations       (1,094)        1,035           919            82           942
   Net income (loss)                                (1,267)          859           751           (64)          279
   Income (loss) per basic common share:
     Continuing operations                          $ (.04)       $ (.04)       $ (.03)       $ (.03)       $ (.14)
     Discontinued operations                          (.22)          .22           .18           .02           .20
     Net income (loss) per share                      (.26)          .18           .15          (.01)          .06
   Income (loss) per diluted common share:
     Continuing operations                          $ (.04)       $ (.04)       $ (.03)       $ (.03)       $ (.14)
     Discontinued operations                          (.22)          .22           .18           .02           .20
     Net income (loss) per share                      (.26)          .18           .15          (.01)          .06


                                      (28)

                                    LBP, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                              COLUMN B               COLUMN C              COLUMN D       COLUMN E
--------                                              --------     --------------------------      --------       --------
                                                                            Additions
                                                                   --------------------------
                                                     Balance At     Charged To     Charged To                    Balance At
                                                      Beginning      Costs and        Other                          End
                                                      Of Period      Expenses       Accounts      Deductions      Of Period
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998:
   Allowance for doubtful accounts
     receivable, trade                                $    627          $127(a)                    $ 265(b)
                                                                                                     489(c)        $    --
   Reserve for liquidation losses -
     disposal of businesses                              3,853           156                                         4,009

YEAR ENDED DECEMBER 31, 1997:
   Allowance for doubtful accounts
     receivable, trade                                $    404          $359(a)                    $ 136(b)        $   627
   Reserve for liquidation losses -
     disposal of businesses                              3,697           156                                         3,853

YEAR ENDED DECEMBER 31, 1996:
     Allowance for doubtful accounts
        receivable, trade                             $    355          $73(a)                     $  24(b)        $   404
     Reserve for liquidation losses -
        disposal of businesses                           3,541           156                                         3,697

(a)   charged to discontinued operation

(b)   Represents accounts written-off net of recoveries.

(c) Accounts receivable, to which this reserve applies, were disposed of in connection with the sale of assets of Prime Acquisition Corp.


                                      (29)

                                    EXHIBIT INDEX

Exhibit                                                            Sequentially
Number            Description                                      Numbered Page
--------------------------------------------------------------------------------

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

10.1 Plan and Agreement of Distribution between the Registrant and Drew Industries Incorporated, dated July 29, 1994.

10.3 Shared Services Agreement between the Registrant and Drew Industries Incorporated, dated July 29, 1994.

10.4 Tax Matters Agreement between the Registrant and Drew Industries Incorporated, dated July 29, 1994.

10.5 1994 Stock Option Plan of the Registrant and Subsidiaries, dated July 29, 1994.

10.42 Asset Purchase Agreement, dated May 26, 1998, by and between Leslie-Locke, Inc., now known as Prime Acquisition Corp. ("Seller") and BMCA Key Acquisition Corp., now known as LL Building Products, Inc. ("Buyer").

10.43 First Escrow Agreement, dated June 18, 1998, by and among Seller, Buyer and The Chase Manhattan Bank ("Escrow Agent").

10.44 Second Escrow Agreement, dated June 18, 1998, by and among Seller, Buyer and the Escrow Agent.

10.45 Net Proceeds Escrow Agreement, dated June 18, 1998, by and among Seller, Buyer and the Escrow Agent.

10.46 Parent Guaranty Agreement, dated June 18, 1998, by and between Registrant and Buyer.

10.47 Stock Purchase Agreement, dated December 22, 1998, relating to purchase of 800,000 of Series B 10.5% Cumulative Convertible Preferred Stock.

10.48 Articles Supplementary of Series B 10.5% Cumulative Convertible Preferred Stock.

      Exhibits 10.1-10.5 are incorporated by reference to the Exhibits bearing the same numbers indicated on Post-Effective Amendment No. 1 on Form 10/A, dated August 30, 1994, to the Registration Statement of Leslie Building Products, Inc. on Form 10 (Registration No. 0-24094).


                                      (30)

      Exhibits 10.42 to 10.46 are incorporated by reference to exhibits bearing numbers 1 through 5 included in the Company's Current Report on Form 8-K, dated July 2, 1998.

      Exhibits 10.47 and 10.48 are incorporated by reference to exhibits bearing numbers 1 and 2 included in the Company's Current Report on Form 8-K, dated December 28, 1998, as amended.

21.   Subsidiaries

      Exhibit 21 is filed herewith.                          ___________________

23.   Consent of Independent Auditors.

      Exhibit 23 is filed herewith.                          ___________________

24.   Powers of Attorney.

      Powers of Attorney of persons signing this Report are included as part of this Report.


                                      (31)