Form 10-Q
period 1999-03-31
LBP INC
filed 1999-05-11
CIK 922984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1999

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

                               Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.4,932,390 shares of common stock as of April 29, 1999.

================================================================================

                                    LBP, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                   (UNAUDITED)

            ========================================================

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF OPERATIONS                                 3

         CONSOLIDATED BALANCE SHEETS                                           4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                        6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-10

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             11-14

PART II - OTHER INFORMATION
     Not Applicable

SIGNATURES                                                                    15

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                      -------------------
                                                                           March 31,
                                                                       1999        1998
=========================================================================================
(In thousands, except per share amounts)

Continuing Operations:
  Investment income                                                   $   738     $    --
  General and administrative expenses                                     173         132
                                                                      -------     -------
    Operating income (loss)                                               565        (132)
  Imputed interest expense                                                 39          39
                                                                      -------     -------
    Income (loss) from continuing operations before income taxes          526        (171)
  Provision for income taxes                                              198          --
                                                                      -------     -------

    Income (loss) from continuing operations                              328        (171)
                                                                      -------     -------

Discontinued Operations (Note 1):

    Loss from operations, before income taxes                              --        (175)
    Provision for income taxes                                             --          --
                                                                      -------     -------

      Loss from discontinued operations                                    --        (175)
                                                                      -------     -------

      Net income                                                      $   328     $  (346)
                                                                      =======     =======

Net income (loss) per common share:
  Basic:
    Continuing operations                                             $   .07     $  (.04)
    Discontinued operations (Note 1)                                       --        (.03)
                                                                      -------     -------
      Net income                                                      $   .07     $  (.07)
                                                                      =======     =======

  Diluted:
    Continuing operations                                             $   .07     $  (.04)
    Discontinued operations (Note 1)                                       --        (.03)
                                                                      -------     -------
      Net income                                                      $   .07     $   (07)
                                                                      =======     =======

Weighted average common shares outstanding:
  Basic                                                                 4,893       4,862
  Diluted                                                               4,917       4,862

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     March 31,    December 31,
                                                                                        1999           1998
==============================================================================================================
(In thousands, except shares and per share amounts)

ASSETS
Current assets
  Cash and equivalents (Note 1)                                                       $  7,199       $ 12,981
  Investments in securities (Note 2)                                                    20,761         20,053
  Prepaid expenses and other current assets                                                602             83
  Discontinued operations - Prime Acquisition Corp., net (Note 1)                           36             --
                                                                                      --------       --------

    Total assets                                                                      $ 28,598       $ 33,117
                                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, accrued expenses and other current liabilities                    $    601       $    709
  Discontinued operations - Prime Acquisition Corp., net (Note 1)                           --          5,034
  Discontinued operations - White Metal Rolling and Stamping, Inc., net (Note 4)         4,048          4,009
                                                                                      --------       --------
    Total current liabilities                                                            4,649          9,752
                                                                                      --------       --------

Commitments and Contingencies (Notes 1 and 4)

Stockholders' equity
  Common stock par value $.01 per share: authorized 20,000,000 shares;
  issued 5,021,390 shares in March 1999, and 4,867,390 shares in December 1998              50             48
  Paid-in capital                                                                       20,623         20,369
  Retained earnings                                                                      3,540          3,212
                                                                                      --------       --------
                                                                                        24,213         23,629
  Treasury stock at cost -- 21,000 shares                                                 (264)          (264)
                                                                                      --------       --------
    Total stockholders' equity                                                          23,949         23,365
                                                                                      --------       --------

    Total liabilities and stockholders' equity                                        $ 28,598       $ 33,117
                                                                                      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       -----------------------
                                                                                         1999           1998
==============================================================================================================
(In thousands)

Cash flows from operating activities:
  Income (loss) from continuing operations                                             $    328       $   (171)
  Adjustments to reconcile loss from continuing operations to cash flows from operating activities:
      Imputed interest                                                                       39             39
      Investment in trading securities                                                     (639)            --
      Changes in prepaid expenses and other assets                                         (519)             9
      Changes in accounts payable, accrued expenses and other current liabilities          (108)           125
                                                                                       --------       --------
        Net cash flows (used for) provided by operating activities
          of continuing operations                                                         (899)             2
                                                                                       --------       --------

Cash flows from discontinued operations:
  Income from discontinued operations                                                        --           (175)
  Changes in net assets of discontinued operations - Prime Acquisition Corp.             (5,070)           150
                                                                                       --------       --------
        Net cash flows used for discontinued operations                                  (5,070)           (25)
                                                                                       --------       --------

Cash flows from investing activities:
  Investments in securities                                                                 (69)            --
                                                                                       --------       --------
        Net cash flows used for investing activities                                        (69)            --
                                                                                       --------       --------

Cash flows from financing activities:
  Exercise of employee stock options                                                        256             --
  Employee purchases of common stock                                                         --              5
                                                                                       --------       --------
        Net cash flows provided by financing activities                                     256              5
                                                                                       --------       --------

        Net decrease in cash                                                             (5,782)           (18)

Cash and equivalents at beginning of period                                              12,981             20
                                                                                       --------       --------
Cash and equivalents at end of period                                                  $  7,199       $      2
                                                                                       ========       ========

Supplemental disclosure of cash flows information:
    Cash paid during the period for:
        Interest on debt - discontinued operations                                     $     --       $    100
        Income taxes                                                                   $  5,252       $     10

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                         Total
                                                         Common   Treasury     Paid-in     Retained   Stockholders'
                                                          Stock     Stock      Capital     Earnings      Equity
===================================================================================================================
(In thousands, except shares)

Balance - December 31, 1998                              $    48   $  (264)    $20,369      $ 3,212     $23,365
Net income for three months ended March 31, 1999                                                328         328
Exercise of employee stock options - 154,000 shares            2                   254                      256
                                                         -------   -------     -------      -------     -------

Balance - March 31, 1999                                 $    50   $  (264)    $20,623      $ 3,540     $23,949
                                                         =======   =======     =======      =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DISCONTINUED OPERATIONS - PRIME ACQUISITION CORP.

      In connection with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie-Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie-Locke, Inc. was changed to Prime Acquisition Corp. ("Prime").

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime has cash and investments of approximately $28 million.

      Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime,
(ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at March 31, 1999 was approximately $5 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

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

2. INVESTMENTS IN SECURITIES

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares are convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,404 shares, representing 13.7 percent of IMH common stock. The conversion price may be adjusted downward if, among

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other things, certain earnings levels are not attained by Impac through June 30, 1999. In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has included as investment income $592,000, the amount of the dividend declared by Impac on March 30, 1999, payable to shareholders of record on March 31, 1999 and received on April 27, 1999. The Company has recorded this investment at cost of $20,121,000. The Company believes that the book value of this investment approximates fair value at March 31, 1999.

      Starting March 1999, the Company commenced the acquisition of common shares of The North Face, Inc. and at March 31, 1999 owned 51,150 shares, which has been recorded at its market value of $639,000. The Company considers these to be trading securities.

      These investments were made in order to enhance stockholder value while efforts to acquire an operating company continue. In that regard, the Board of Directors of the Company reaffirmed previously adopted resolutions regarding its intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At March 31, 1999, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4 million. Such liability is reflected in discontinued operations - White Metal Rolling and Stamping Corp., net, on the Consolidated Balance Sheet. Although Prime (formerly known as Leslie-Locke, Inc.) was named as a defendant in certain product liability actions, Prime has not been held responsible.

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

      On May 7, 1996, the Company and Prime, and Drew Industries, Inc. ("Drew"), the former parent of Prime, and its subsidiary, Kinro, Inc. ("Kinro"), were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax related claims was sought, jointly and severally, from the Company, Prime, Drew and Kinro. On July 14,1998, the bankruptcy court granted defendants' motion to dismiss the trustee's tax-related claims. The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. The trustee could appeal the court's decision dismissing these claims on termination of the proceeding.

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

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations.

                                                                     Three Months Ended
                                                                          March 31,
                                                                  ------------------------
                                                                    1999           1998
==========================================================================================

Weighted average common shares outstanding - basic                4,893,390      4,862,013
Assumed issuance of common stock pertaining to stock options         23,973             --
                                                                  ---------      ---------
Weighted average common shares outstanding - diluted              4,917,363      4,862,013
                                                                  =========      =========

      Weighted average common shares outstanding for the three months ended March 31, 1998 is the same for the basic and diluted calculation since the Company had a loss and, therefore, the exercise of outstanding options would be antidilutive.

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

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime has cash and investments of approximately $28 million at March 31, 1999.

      The Board of Directors of the Company adopted a resolution regarding the Company's intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible, and that the proceeds from the sale of the assets of Prime be utilized to acquire other businesses.

RESULTS OF OPERATIONS

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds, as well as funds that had been held until closing costs and income taxes were paid, have been invested in certain common and preferred stocks as well as in liquid U.S. Treasury money market accounts. The Company's income consists primarily of dividend income from these investments. The Company will continue to incur expenses of approximately $550,000 to $750,000 annually, associated with the management of its assets, its financial reporting obligations, other administrative functions and imputed interest costs. Such expenses exclude costs which may be incurred in connection with acquisition searches and unanticipated costs, if any, in connection with discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Assets

      In connection with the June 1998 sale of Prime's assets, Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at March 31, 1999 was approximately $5 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

Investments in Securities

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime Acquisition Corp., acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holding, Inc., ("Impac"). The shares are convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,404 shares representing 13.7 percent of IMH common stock. The conversion price may be adjusted downward if, among other things, certain earning levels are not attained by Impac through June 30, 1999. In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at cost of $20,121,000.

      Starting March 1999, the Company commenced the acquisition of common shares of The North Face, Inc. and at March 31, 1999 owned 51,150 shares, which has been recorded at its market value of $639,000.

      These investments were made in order to enhance stockholder value while efforts to acquire an operating company continue. In that regard, the Board of Directors of the Company reaffirmed previously adopted resolutions regarding its intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible.

Contingent Liabilities

      The sale of Prime's assets did not include the assets and liabilities of White Metal Rolling and Stamping Corp.("White Metal"), the operations of which were discontinued in 1990. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

      At March 31, 1999, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4 million. Such liability is reflected in discontinued operations - White Metal Rolling and Stamping Corp., net, on the Consolidated Balance Sheet. Although Prime was named as a defendant in certain product liability actions, Prime has not been held responsible.

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

      At March 31, 1999, approximately $7 million of the Company's assets were invested in liquid U.S. Treasury money market accounts, which the Company does not believe are susceptible to significant risk as a result of Year 2000 issues. The Company also has invested $20 million in a Convertible Preferred Stock of Impac Mortgage Holdings, Inc. ("Impac"), the common stock of which is publicly traded and is listed on

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

the American Stock Exchange. The Company has reviewed the Year 2000 disclosure in the Annual Report on Form 10K of Impac and found that while certain risks are addressed, Impac expects to be Year 2000 compliant before the end of 1999. This investment is not viewed as long-term, and it continues to be the Company's intention to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible. The proceeds from the sale of these investments will be ultimately used to acquire other businesses. Disclosure requirements regarding Year 2000 issues will be reconsidered when the Company makes such an acquisition or as its investment portfolio changes.

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

May 10, 1999