Form 10-Q
period 1999-06-30
LBP INC
filed 1999-08-12
CIK 922984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1999

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 4,932,390 shares of common stock as of August 3, 1999.

================================================================================

                                    LBP, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended      Three Months Ended
                                                           June 30,               June 30,
                                                     -------------------    -------------------
                                                       1999       1998        1999       1998
-----------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Continuing Operations:
  Investment Income                                  $  1,128   $    143    $    390   $    143
  General and administrative expenses                     299        265         126        133
                                                     --------   --------    --------   --------
    Operating income (loss)                               829       (122)        264         10
  Imputed interest expense                                 78         78          39         39
                                                     --------   --------    --------   --------

    Income (loss) from continuing
      operations before income taxes                      751       (200)        225        (29)
  Provision (benefit) for income taxes                    290        (42)         92        (42)
                                                     --------   --------    --------   --------

    Income (loss) from continuing
      operations                                          461       (158)        133         13
                                                     --------   --------    --------   --------

Discontinued Operations (Note 1):

    Income from operations, before income taxes            --      1,736          --      1,911
    Provision for income taxes                             --         --          --         --
                                                     --------   --------    --------   --------
      Income from operations                               --      1,736          --      1,911
                                                     --------   --------    --------   --------

    Gain on disposal of assets before income taxes         --     17,214          --     17,214
    Provision for income taxes                             --      4,916          --      4,916
                                                     --------   --------    --------   --------
      Gain on disposal of assets                           --     12,298          --     12,298
                                                     --------   --------    --------   --------

      Income from discontinued operations                  --     14,034          --     14,209
                                                     --------   --------    --------   --------

      Net income                                     $    461   $ 13,876    $    133   $ 14,222
                                                     ========   ========    ========   ========

Net income (loss) per common share:
  Basic:
    Continuing operations                            $    .09   $   (.03)   $    .03   $     --
    Discontinued operations (Note 1)                       --       2.88          --       2.92
                                                     --------   --------    --------   --------
      Net income                                     $    .09   $   2.85    $    .03   $   2.92
                                                     ========   ========    ========   ========

  Diluted:
    Continuing operations                            $    .09   $   (.03)   $    .03   $     --
    Discontinued operations (Note 1)                       --       2.85          --       2.89
                                                     --------   --------    --------   --------
      Net income                                     $    .09   $   2.82    $    .03   $   2.89
                                                     ========   ========    ========   ========

Weighted average common shares outstanding:
  Basic                                                 4,910      4,863       4,932      4,865
  Diluted                                               4,931      4,912       4,959      4,917

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         1999          1998
--------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
  Cash and equivalents (Note 1)                        $  6,764      $ 12,981
  Investments in securities (Note 2)                     21,056        20,053
  Prepaid expenses and other current assets                 609            83
  Discontinued operations - Leslie-Locke,
    Inc., net (Note 1)                                       32            --
                                                       --------      --------

    Total assets                                       $ 28,461      $ 33,117
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, accrued expenses
    and other current liabilities                      $    292      $    709
  Discontinued operations - Leslie-Locke,
    Inc. (Note 1)                                            --         5,034
  Discontinued operations - White Metal
    Rolling and Stamping, Inc., net (Note 4)              4.087         4,009
                                                       --------      --------
    Total current liabilities                             4,379         9,752
                                                       --------      --------

Commitments and Contingencies (Notes 1 and 4)

Stockholders' equity
  Common stock par value $.01 per
    share: authorized 20,000,000
    shares; issued 5,021,390 shares
    in June 1999, and 4,867,390
    shares in December 1998                                  50            48
  Paid-in capital                                        20,623        20,369
  Retained earnings                                       3,673         3,212
                                                       --------      --------
                                                         24,346        23,629
  Treasury stock at cost - 89,000 shares                   (264)         (264)
                                                       --------      --------
    Total stockholders' equity                           24,082        23,365
                                                       --------      --------

    Total liabilities and
      stockholders' equity                             $ 28,461      $ 33,117
                                                       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                           1999          1998
--------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Income (loss) from continuing
    operations                                           $    461      $   (158)
  Adjustments to reconcile income
    (loss) from continuing operations
    to cash flows from operating
    activities:
      Imputed interest                                         78            78
      Mark to market investment in
        trading securities                                    201            --
      Changes in prepaid expenses
        and other assets                                     (526)            7
      Changes in accounts payable,
        accrued expenses and other
        current liabilities                                  (417)           76
                                                         --------      --------
        Net cash flows (used for) provided
          by operating activities of
          continuing operations                              (203)            3
                                                         --------      --------

Cash flows from discontinued operations:
  Income from discontinued operations                          --        14,034
  Changes in net assets of discontinued
    operations - Prime Acquisition Corp.                   (5,066)       18,400
                                                         --------      --------
        Net cash flows (used for) provided
          by discontinued operations                       (5.066)       32,434
                                                         --------      --------

Cash flows from investing activities:
  Investment in trading securities                         (1,100)           --
  Investments in securities                                  (104)           --
                                                         --------      --------
        Net cash flows used for investing
          activities                                       (1,204)           --
                                                         --------      --------

Cash flows from financing activities:
  Exercise of employee stock options                          256            --
  Employee purchases of common stock                           --            10
                                                         --------      --------
        Net cash flows provided by financing
          activities                                          256            10
                                                         --------      --------

        Net (decrease) increase in cash                    (6,217)       32,447

Cash and equivalents at beginning of period                12,981            20
                                                         --------      --------
Cash and equivalents at end of period                    $  6,764      $ 32,467
                                                         ========      ========

Supplemental disclosure of cash
  flows information:
  Cash paid during the period for:
       Interest on debt - discontinued
         operations                                      $     --      $    196
       Income taxes                                      $  5,659      $     11

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                        Total
                                    Common     Treasury     Paid-in     Retained    Stockholders'
                                    Stock       Stock       Capital     Earnings       Equity
-------------------------------------------------------------------------------------------------
(In thousands, except shares)

Balance - December 31, 1998        $    48     $  (264)     $20,369     $ 3,212        $23,365
Net income for six months
  ended June 30, 1999                                                       461            461
Exercise of employee stock
  options - 154,000 shares               2                      254                        256
                                   -------     -------      -------     -------        -------

Balance - June 30, 1999            $    50     $  (264)     $20,623     $ 3,673        $24,082
                                   =======     =======      =======     =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DISCONTINUED OPERATIONS - PRIME ACQUISITION CORP.

      In connection with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie- Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie-Locke, Inc. was changed to Prime Acquisition Corp. ("Prime").

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all it's net assets and business for $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes relating to the discontinued operations, Prime has cash and investments of approximately $28 million.

      Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime,
(ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at June 30, 1999 was approximately $5.2 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

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

2. INVESTMENTS IN SECURITIES

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holding, Inc., ("Impac"). The shares are convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,404 shares, representing 13.7 percent of IMH common stock. The conversion price may be adjusted downward if, among other things, certain earnings levels are not attained by Impac through June 30, 1999. Final determination of the conversion price is expected to be made shortly. In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has included as investment income $525,000, the amount of the dividend declared by Impac on June 30, 1999, payable to shareholders of record on June 30, 1999 and received on July 27, 1999. The Company has recorded this investment at cost of $20,157,000. The Company believes that the book value of this investment does not exceed fair value at June 30, 1999.

      At June 30, 1999 the Company owned 90,530 shares of the common shares of The North Face, Inc. which has been recorded at its market value of $899,000. The Company considers these to be trading securities.

      These investments were made in order to enhance stockholder value while efforts to acquire an operating company continue. In that regard, the Board of Directors of the Company reaffirmed previously adopted resolutions regarding its intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonable possible.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the six month and three month periods ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

      At June 30, 1999, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.1 million. Such liability is reflected in discontinued operations - White Metal Rolling and Stamping Corp., net on the Consolidated Balance Sheet. Although Prime (formerly known as Leslie-Locke, Inc.) was named as a defendant in certain product liability actions, Prime has not been held responsible.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      On May 7, 1996, the Company and Prime, and Drew Industries Incorporated ("Drew"), the former parent of Prime, and its subsidiary, Kinro, Inc. ("Kinro"), were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax related claims was sought, jointly and severally, from the Company, Prime, Drew and Kinro. On July 14, 1998, the bankruptcy court granted defendants' motion to dismiss the trustee's tax-related claims. The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. The trustee could appeal the court's decision dismissing these claims on termination of the proceeding.

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

                                             Six Months Ended         Three Months Ended
                                                 June 30,                  June 30,
                                          ----------------------    ----------------------
                                             1999         1998        1999         1998
------------------------------------------------------------------------------------------
Weighted average common
  shares outstanding - basic              4,910,390    4,863,413    4,932,390    4,864,617
Assumed issuance of common
  stock pertaining to stock options          20,499       48,216       26,351       51,915
                                          ---------    ---------    ---------    ---------
Weighted average common
  shares outstanding - diluted            4,930,889    4,911,629    4,958,741    4,916,532
                                          =========    =========    =========    =========

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

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime has cash and investments of approximately $28 million at June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Sale of Assets

      In connection with the June 1998 sale of Prime's assets, Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at June 30, 1999 was approximately $5.2 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Investments in Securities

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime Acquisition Corp., acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holding, Inc., ("Impac"). The shares are convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,404 shares representing 13.7 percent of IMH common stock. The conversion price may be adjusted downward if, among other things, certain earnings levels are not attained by Impac through June 30, 1999. Final determination of the conversion price is expected to be made shortly. In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at cost of $20,157,000.

      At June 30, 1999 the Company owned 90,530 shares of the common shares of The North Face, Inc. which has been recorded at its market value of $899,000.

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

      At June 30, 1999, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.1 million. Such liability is reflected in discontinued operations - White Metal Rolling and Stamping Corp., net, on the Consolidated Balance Sheet. Although Prime was named as a defendant in certain product liability actions, Prime has not been held responsible.

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

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      On May 7, 1996, the Company and Prime, and Drew, the former parent of Prime, and its subsidiary, Kinro, Inc., ("Kinro") were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal. The complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax related claims was sought, jointly and severally, from the Company, Prime, Drew and Kinro. On July 14,1998, the bankruptcy court granted defendants' motion to dismiss the trustee's tax-related claims. The court permitted the trustee to replead the dismissed claims, but the trustee elected not to replead. The trustee could appeal the court's decision dismissing these claims on termination of the proceeding.

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

      At June 30, 1999, approximately $6.7 million of the Company's assets were invested in liquid U.S. Treasury money market accounts, which the Company does not believe are susceptible to significant risk as a result of Year 2000 issues. The Company also has invested $20 million in a Convertible Preferred Stock of Impac Mortgage Holdings, Inc. ("Impac"), the common stock of which is publicly traded and is listed on the American Stock Exchange. The Company has reviewed the Year 2000 disclosure in the Annual Report on Form 10K of Impac and found that while certain risks are addressed, Impac expects to be Year 2000 compliant before the end of 1999. This investment is not viewed as long-term, and it continues to be the Company's intention to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible. The proceeds from the sale of these investments will be ultimately used to acquire other businesses. Additional disclosure requirements regarding Year 2000 issues will be considered when the Company makes such an acquisition or as its investment portfolio changes.

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

August 11, 1999