Form 10-Q
period 1999-09-30
LBP INC
filed 1999-11-10
CIK 922984

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.4,932,390 shares of common stock as of October 22, 1999.

--------------------------------------------------------------------------------

                                    LBP, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)

                  --------------------------------------------

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

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Nine Months Ended                Three Months Ended
                                                                        September 30,                     September 30,
                                                                      -----------------                ------------------
                                                                      1999          1998               1999          1998
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Continuing Operations:
   Investment Income                                              $  1,378       $  1,024        $     250          $   881
   General and administrative expenses                                 437            410              138              145
                                                                  --------       --------        ---------          -------
       Operating income                                                941            614              112              736
   Imputed interest expense                                            117            117               39               39
                                                                  --------       --------        ---------          -------

       Income from continuing operations
          before income taxes                                          824            497               73              697
   Provision for income taxes                                          329            264               39              306
                                                                  --------       --------        ---------          -------

       Income from continuing
         operations                                                    495            233               34              391
                                                                  --------       --------        ---------          -------

Discontinued Operations (Note 1):

       Income from operations, before income taxes                      --          1,736               --               --
       Provision for income taxes                                       --             --               --               --
                                                                  --------       --------        ---------          -------
           Income from operations                                       --          1,736               --               --
                                                                  --------       --------        ---------          -------

       Gain on disposal of assets before income taxes                   41         17,214               41               --
       Benefit (provision) for income taxes                            124         (4,916)             124               --
                                                                  --------       ---------       ---------          -------
           Gain on disposal of assets                                  165         12,298              165               --
                                                                  --------       --------        ---------          -------

           Income from discontinued operations                         165         14,034              165               --
                                                                  --------       --------        ---------          -------

           Net income                                             $    660       $ 14,267        $     199          $   391
                                                                  ========       ========        =========          =======

Net income per common share:
   Basic:
       Continuing operations                                      $    .10       $    .05        $     .01          $   .08
       Discontinued operations (Note 1)                                .03           2.88              .03               --
                                                                  --------       --------        ---------          -------
           Net income                                             $    .13       $   2.93        $     .04          $   .08
                                                                  ========       ========        =========          =======

   Diluted:
       Continuing operations                                      $    .10       $    .05        $     .01          $   .08
       Discontinued operations (Note 1)                                .03           2.85              .03               --
                                                                  --------       --------        ---------          -------
           Net income                                             $    .13       $   2.90        $     .04          $   .08
                                                                  ========       ========        =========          =======

Weighted average common shares outstanding:
   Basic                                                             4,917          4,862            4,932            4,861
   Diluted                                                           4,936          4,914            4,949            4,918

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                         September 30,       December 31,
                                                                                             1999               1998
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
   Cash and equivalents (Note 1)                                                             $  7,049          $  12,981
   Investments in securities (Note 2)                                                          20,694             20,053
   Prepaid expenses and other current assets                                                      856                 83
   Discontinued operations - Prime Acquisition, Inc., net (Note 1)                                127                 --
                                                                                             --------          ---------

       Total assets                                                                          $ 28,726          $  33,117
                                                                                             ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable, accrued expenses and other current liabilities                          $    319          $     709
   Discontinued operations - Prime Acquisition Corp. (Note 1)                                      --              5,034
   Discontinued operations - White Metal Rolling and Stamping, Inc., net (Note 4)               4,126              4,009
                                                                                             --------          ---------
       Total current liabilities                                                                4,445              9,752
                                                                                             --------          ---------

Commitments and Contingencies (Notes 1 and 4)

Stockholders' equity
   Common stock par value $.01 per share: authorized 20,000,000 shares;
   issued 5,021,390 shares in September 1999, and 4,867,390 shares in December 1998                50                 48
   Paid-in capital                                                                             20,623             20,369
   Retained earnings                                                                            3,872              3,212
                                                                                             --------          ---------
                                                                                               24,545             23,629
   Treasury stock at cost - 89,000 shares                                                        (264)              (264)
                                                                                             --------          ---------
       Total stockholders' equity                                                              24,281             23,365
                                                                                             --------          ---------

       Total liabilities and stockholders' equity                                            $ 28,726          $  33,117
                                                                                             ========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                 -----------------------
                                                                                                 1999               1998
---------------------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Income from continuing operations                                                           $     495           $    233
   Adjustments to reconcile income from continuing operations to cash flows from operating activities:
       Imputed interest                                                                              117                117
       Mark to market investment in trading securities                                               563                  -
       Changes in prepaid expenses and other assets                                                 (773)               (41)
       Changes in accounts payable, accrued expenses and other current liabilities                  (390)               350
                                                                                               ---------           --------
         Net cash flows provided by operating activities
           of continuing operations                                                                   12                659
                                                                                               ---------           --------

Cash flows from discontinued operations:
   Income from discontinued operations                                                               165             14,034
   Changes in net assets of discontinued operations - Prime Acquisition Corp.                     (5,161)            18,537
                                                                                               ---------           --------
         Net cash flows (used for) provided by discontinued operations                            (4.996)            32,571
                                                                                               ---------           --------

Cash flows from investing activities:
   Investments in trading securities                                                              (1,100)                --
   Investments in securities                                                                        (104)                --
                                                                                               ---------           --------
         Net cash flows used for investing activities                                             (1,204)                --
                                                                                               ---------           --------

Cash flows from financing activities:
   Exercise of employee stock options                                                                256                 --
   Employee purchases of common stock                                                                                    14
   Purchase of treasury stock                                                                                           (63)
                                                                                               ---------           --------
         Net cash flows provided (used for) by financing activities                                  256                (49)
                                                                                               ---------           --------

         Net (decrease) increase in cash                                                          (5,932)            33,181

Cash and equivalents at beginning of period                                                       12,981                 20
                                                                                               ---------           --------
Cash and equivalents at end of period                                                          $   7,049           $ 32,201
                                                                                               =========           ========

Supplemental disclosure of cash flows information:
Cash paid during the period for:
         Interest on debt - discontinued operations                                            $      --           $    196
         Income taxes                                                                          $   5,946           $     11

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                             Total
                                                        Common    Treasury      Paid-in     Retained     Stockholders'
                                                        Stock       Stock       Capital     Earnings        Equity
----------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1998                             $   48    $   (264)   $  20,369     $  3,212       $  23,365
Net income nine months ended September 1999                                                      660             660
Exercise of employee stock options - 154,000 shares          2                      254                          256
                                                        ------    --------    ---------     --------       ---------

Balance - September 30, 1999                            $   50    $   (264)   $  20,623     $  3,872       $  24,281
                                                        ======    ========    =========     ========       =========

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

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes relating to the discontinued operations, Prime has cash and investments of approximately $28 million. During the third quarter of 1999, the Company recorded income from discontinued operations of $165,000 as a result of an adjustment of the accrual for state income taxes as well as the collection of a note receivable in excess of its carrying value.

      Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime,
(ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at September 30, 1999 was approximately $5.2 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

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

2. INVESTMENTS IN SECURITIES

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holding, Inc., ("Impac"). The shares were originally convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,404 shares, representing 13.7 percent of IMH common stock. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earnings levels were not attained by Impac through June 30, 1999. Subsequent to September 30,

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1999 the conversion rate was adjusted, by an agreement in principle, to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of IMH.

      In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has included as investment income $525,000, the amount of the dividend declared by Impac on September 22, 1999, to shareholders of record on September 24, 1999 and payable on October 26, 1999. The Company has recorded this investment at cost of $20,157,000. The Company believes that the book value of this investment does not exceed fair value at September 30, 1999.

      At September 30, 1999 the Company owned 90,530 shares of the common shares of The North Face, Inc. which has been written down to its market value of $537,000. The original cost of these shares, considered to be trading securities, was $1.1 million.

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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the nine month and three month periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

                                                          Nine Months Ended                         Three Months Ended
                                                           September 30,                               September 30,
                                                   ------------------------------              ----------------------------
                                                      1999               1998                      1999              1998
---------------------------------------------------------------------------------------------------------------------------
Weighted average common
     shares outstanding - basic                      4,916,990          4,862,206                4,932,390        4,860,863
Assumed issuance of common
     stock pertaining to stock options                  19,122             51,542                   16,285           57,294
                                                     ---------          ---------                ---------        ---------
Weighted average common
     shares outstanding - diluted                    4,936,112          4,913,748                4,948,675        4,918,157
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

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes relating to the sale, Prime has cash and investments of approximately $28 million at September 30, 1999.

      The Board of Directors of the Company adopted a resolution regarding the Company's intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible, and that the proceeds from the sale of the assets of Prime be utilized to acquire other businesses.

RESULTS OF OPERATIONS

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds have been invested in certain common and preferred stocks as well as in liquid U.S. Treasury money market accounts. The Company's income consists primarily of dividend income from these investments. The Company will continue to incur expenses of approximately $550,000 to $750,000 annually, associated with the management of its assets, its financial reporting obligations, other administrative functions and imputed interest costs. Such expenses exclude costs which may be incurred in connection with acquisition searches and unanticipated costs, if any, in connection with discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Assets

      In connection with the June 1998 sale of Prime's assets, Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at September
30, 1999 was approximately $5.2 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Investments in Securities

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime Acquisition Corp., acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holding, Inc., ("Impac"). The shares are convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,404 shares representing 13.7 percent of IMH common stock. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earnings levels were not attained by Impac through June 30, 1999. Subsequent to September 30, 1999 the conversion rate was adjusted, by an agreement in principle, to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of IMH.

      In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at cost of $20,157,000.

      At September 30, 1999 the Company owned 90,530 shares of the common shares of The North Face, Inc. which has been written down to its market value of $537,000. The original cost of the shares, considered to be trading securities, was $1.1 million.

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

      At September 30, 1999, White Metal's estimated future product liability, which is no longer covered by insurance, was approximately $4.1 million. Such liability is reflected in discontinued operations - White Metal Rolling and Stamping Corp., net, on the Consolidated Balance Sheet. Although Prime was named as a defendant in certain product liability actions, Prime has not been held responsible, and the Company and Prime disclaim any liability for the obligations of White Metal.

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

      At September 30, 1999, approximately $7 million of the Company's assets were invested in liquid U.S. Treasury money market accounts, which the Company does not believe are susceptible to significant risk as a result of Year 2000 issues. The Company also has invested $20 million in a Convertible Preferred Stock of Impac Mortgage Holdings, Inc. ("Impac"), the common stock of which is publicly traded and is listed on the American Stock Exchange. The Company has reviewed the Year 2000 disclosure in the latest Form 10Q filed by Impac and found that while certain risks are addressed, Impac expects to be Year 2000 compliant before the end of 1999. This investment is not viewed as long-term, and it continues to be the Company's intention to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible. The proceeds from the sale of these investments will be ultimately used to acquire other businesses. Additional disclosure requirements regarding Year 2000 issues will be considered when the Company makes such an acquisition or as its investment portfolio changes.

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

                                           LBP, INC.
                                           Registrant

                                           By  /s/ Fredric M. Zinn
                                               -----------------------
                                           Fredric M. Zinn
                                           Principal Financial Officer

November 9, 1999