Form 10-K405
period 1999-12-31
LBP INC
filed 2000-03-28
CIK 922984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Year End                                Commission File Number
         December 31, 1999                                        0-24094

                                    LBP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                               13-3764357
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

                                  Common Stock
                                (Title of Class)

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non affiliates of Registrant (computed by reference to the closing price as of March 13, 2000) was $8,992,081.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 13, 2000) was 4,937,390 shares of Common Stock.

Documents Incorporated by Reference

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 17, 2000 is incorporated by reference into Part III.

================================================================================

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

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include certain contingent indemnification obligations as described in Note 1 of Notes to Consolidated Financial Statements, contingencies described in Note 4 of Notes to Consolidated Financial Statements, interest rates, and the potential availability of suitable acquisition candidates, acquisition price and terms. These factors also include general economic conditions, as well as the possibility that the Company may, in the future, be deemed to be an "investment company" within the meaning of the Investment Company Act of 1940.

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

      Pursuant to an Asset Purchase Agreement, dated May 26, 1998 (the "Agreement"), Leslie-Locke sold substantially all of its net assets, including its owned and leased real property, to LL Building Products, Inc., a newly-formed Delaware subsidiary of Building Materials Corporation of America, d/b/a GAF Materials Corporation (the "Sale Transaction"). The purchase price was approximately $44 million in cash. The Sale Transaction was consummated on June 18, 1998 (the "Closing Date"), as of May 31, 1998. Immediately after the closing of the Sale Transaction, the name of Leslie-Locke was changed to Prime Acquisition Corp., ("Prime") and the name of the Company was changed from Leslie Building Products, Inc. to LBP, Inc. From this point throughout this Annual Report, Leslie-Locke is referred to as Prime, unless the context otherwise requires.

      As a result of the Sale Transaction, after payment of outstanding debt, closing costs and income taxes, the Company had net proceeds of approximately $28 million. In accordance with the terms of the Sale Transaction, approximately $25 million of the net proceeds were deposited in escrow until June 2000, of which approximately

                                       (2)

$21 million may be released from escrow and used by the Company at any time to acquire other businesses, for certain investments, and for certain other permitted payments. The net proceeds from the sale were initially invested primarily in liquid U.S. Treasury money market accounts. The Company's Board of Directors has continued to reaffirm the previously adopted resolutions regarding the Company's intent that Prime be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible. Accordingly, management of the Company has been actively seeking a suitable acquisition candidate for Prime.

      In order for the Company to enhance stockholder value while efforts to acquire a business continue, the Company has made certain investments intended to be short-term. In the third quarter of 1998, the Company realized a gain of $463,000 from a short-term securities transaction. In February 2000, the Company realized a loss of $509,000 from the sale of securities purchased in September 1999 as a short-term investment, which was also considered as an acquisition candidate.

      In December 1998, the Company utilized $20 million of the funds held in escrow to purchase 800,000 shares of 10.5% Cumulative Convertible Preferred Stock of Impac Mortgage Holdings, Inc. ("IMH"). IMH is a publicly- owned specialty finance company, which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations,
(2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non- conforming mortgage loans, and the Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. IMH is organized as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level.

      The Company did not register as an investment company, initially relying on (and in compliance with) the exemption provided by Rule 3a-2, promulgated under the Investment Company Act of 1940, as amended (the "'40 Act"). The Company continues to believe that it is not an investment company for the following reasons: (i) the Company has a bona fide intent to be engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities as soon as it is reasonably possible; (ii) the Company made short-term investments solely to preserve the value of its assets and enhance stockholder value while the Company engages in efforts to invest its assets in a non-investment company business; (iii) the Company does not in any way hold itself out to be engaged, nor does it propose to be engaged, primarily in the business of investing, reinvesting or trading in securities; (iv) the Company's failure to consummate the acquisition of a non-investment company business has been due to factors beyond the Company's control, principally the lack of candidates with which to consummate an acquisition transaction on terms acceptable to the Company and in the best interests of its stockholders; and (v) the Company's officers and employees continue in good faith their efforts to identify a suitable acquisition on acceptable terms, and thereby to engage in and operate a non-investment business. Notwithstanding these facts, if the Company is deemed to be an investment company required to register under the '40 Act, its structure and operations would be subject to substantial changes from its current structure and operations. Moreover, the Company's ability to acquire a business and to avoid '40 Act regulation could be affected.

      Accordingly, the Company has made application to the Securities and Exchange Commission for an order pursuant to Section 3(b)(2) of the '40 Act finding and declaring that the Company is primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities either directly, through majority-owned subsidiaries, or through controlled companies conducting similar types of businesses and, therefore, is not an investment company within the meaning of the Act; or, alternatively, for an order pursuant to Section 6(c) of the Act exempting the Company from all of the provisions of the Act and any rule or regulation thereunder.

                                       (3)

      The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York, 10601; telephone number (914) 421-2545. The Common Stock of the Company is traded on the OTC-Bulletin Board (symbol: LBPI).

      On April 19, 1994, the Board of Directors of Drew Industries Incorporated ("Drew") approved a plan to transfer the stock of Leslie-Locke to the Company and to distribute the common stock of the Company to Drew's stockholders on a one-for-one basis (the "Spin-off"). The transfer of the stock of Leslie-Locke to the Company was effective May 10, 1994, and the Spin-off was effective July 29, 1994. Since the Spin-off, the Company has been a stand-alone company, the common stock of which is traded on the OTC-Bulletin Board (symbol: LBPI). Pursuant to a Shared Services Agreement, the Company and Drew agreed to share certain administrative functions and employee services, such as management overview and planning, tax preparation, financial reporting, coordination of the independent audit, stockholder relations, and regulatory matters. The Company reimburses Drew for the fair market value of such services. The Agreement was extended to December 31, 2000.

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

Item 3. LEGAL PROCEEDINGS

      In fiscal 1990, the operations of White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's ladder manufacturing subsidiary were discontinued. All manufacturing operations of White Metal ceased as of January 31, 1991. On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. At the time of filing, the liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. White Metal was not included in the sale of Leslie-Locke's assets. See Note 4 of Notes to Consolidated Financial Statements.

      In a limited number of cases, the Company and Prime have been named as defendants in personal injury cases based on allegations of White Metal's negligence in the manufacture of ladders. Neither the Company nor Prime has been held liable in any such case. Because neither the Company nor Prime engaged in the manufacture or marketing of ladders, and because the Company and Prime maintained separate and distinct corporate entities, businesses, manufacturing facilities and operations from White Metal, and did not assume White Metal's liabilities or succeed to its business, the Company and Prime disclaim any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company or Prime, will not result in liability. However, the Company and Prime intend to vigorously oppose and defend any White Metal claim asserted against them.

      On or about May 7, 1996, the Company and Prime, were served with a Summons and Complaint in an adversary proceeding commenced by the Chapter 7 Trustee of White Metal entitled In re White Metal Rolling and Stamping Corp., Alan Nisselson, Chapter 7 Trustee of White Metal Rolling and Stamping Corp. vs. Drew Industries,

                                       (4)

Inc., Leslie-Locke, Inc., Leslie Building Products, Inc., and Kinro, Inc. pending in the United States Bankruptcy Court, Southern District of New York (Adversary Proceeding No. 96/9618544A (the "Adversary Proceeding"). The Complaint, which appears to have alleged several duplicate claims, sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which up to approximately $7.5 million of tax-related claims was sought, jointly and severally, from the Company, Prime, Drew, and Kinro, Inc. ("Kinro"), a subsidiary of Drew. In addition, the trustee alleged that White Metal made certain payments to the Company and to Prime which were preferential and recoverable by White Metal of approximately $2.2 million against Prime, and $900,000 against Drew.

      On July 14, 1998, the Bankruptcy Court granted defendants' motion to dismiss the trustee's $7.5 million tax- related claims. Other than the dismissed tax-related claims, the trustee alleged that White Metal made certain payments to the defendants which were preferential and recoverable by White Metal, in the approximate amount of $3.1 million, of which $2.2 million was sought from the Company and Prime. Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, the Company, Prime, Kinro and Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $485,500 was paid by Prime. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates, and the trustee agreed not to appeal the Bankruptcy Court's dismissal of the tax-related claims. In connection with the Settlement, the Adversary Proceeding was terminated.

      Neither the Company nor Prime is a party to any other legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                       (5)

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 1999.

          Name                                   Position
          ----                                   --------
          Leigh J. Abrams               President, Chief Executive Officer and
          (Age 57)                      Director of the Company since July 1994.

          Edward W. Rose, III           Chairman of the Board of Directors of
          (Age 58)                      the Company since July 1994.

          James F. Gero                 Director since July 1994.
          (Age 54)

          Marshall B. Payne             Director since July 1994.
          (Age 42)

          Fredric M. Zinn               Chief Financial Officer of the Company
          (Age 48)                      since July 1994.

          Harvey J. Kaplan              Secretary and Treasurer of the Company
          (Age 65)                      since July 1994.

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

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies, and a director of its affiliates. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of defense electronics, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Mr. Gero also serves as a director of the following public company: Orthofix International, N.V., an international supplier of orthopedic devices for bone fixation and stimulation. Mr. Gero is also a Director of Drew.

      MARSHALL B. PAYNE, for more than the past five years, has been Vice President of Cardinal Investment Company, Inc., an investment firm. Mr. Payne also serves as a director of the following public companies: Osprey Holding, Inc., previously engaged in selling computer software for hospitals; and ACE Cash Express, Inc., engaged in check cashing services; and Restoration Hardware, Inc., a specialty retailer of home furnishings.

      FREDRIC M. ZINN, a certified public accountant, for more than the past five years, has also been Chief Financial Officer of Drew.

      HARVEY J. KAPLAN, a certified public accountant, for more than the past five years, has also been Secretary and Treasurer of Drew.

                                       (6)

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

      Based on its review of the copies of such forms received by it, the Company believes that during 1999 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder other than Edward W. Rose, III a Director) were complied with.

                                     PART II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Per Share Market Price Information

      The Common Stock of the Company is traded on the OTC-Bulletin Board (symbol: LBPI). On March 13, 2000, there were 2,230 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.

      The table below sets forth, for the periods indicated, the range of high and low closing prices per share for the Common Stock as reported by the National Association of Securities Dealers. The prices set forth below represent quotations between dealers, without adjustment for retail mark up, mark down or commissions, and do not necessarily represent actual transactions.

                                                    High          Low
                                                    ----          ---
      Calendar 1999
          Quarter ended March 31.................  $ 4.13       $ 3.19
          Quarter ended June 30..................  $ 4.19       $ 3.88
          Quarter ended September 30.............  $ 4.19       $ 3.56
          Quarter ended December 31..............  $ 3.75       $ 3.28

                                                    High          Low
                                                    ----          ---
      Calendar 1998
          Quarter ended March 31.................  $ 2.75       $ 2.25
          Quarter ended June 30..................  $ 3.88       $ 2.13
          Quarter ended September 30.............  $ 3.41       $ 2.69
          Quarter ended December 31..............  $ 3.31       $ 2.81

      The closing price per share for the common stock on March 13, 2000 was $3.19.

Dividend Information

      The Company has not paid any cash dividends on its Common Stock. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company in light of prevailing financial

                                      (7)
needs and earnings of the Company and other relevant factors; however, it is not anticipated that the Company will pay dividends on its Common Stock in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included herein (in thousands, except per share amounts):

                                                                             Year Ended December 31,
                                                     -----------------------------------------------------------------------
                                                        1999          1998          1997           1996              1995
----------------------------------------------------------------------------------------------------------------------------
Operating Data:
  Income (loss) from continuing
     operations before income taxes                  $    1,337    $     671      $   (663)      $     (641)      $    (637)
  Provision for income taxes                                518          295          --               --             --
                                                     ----------    ---------      --------       ----------       ---------
  Income (loss) from continuing operations                  819          376          (663)            (641)           (637)
  Discontinued operations                                 3,514       14,354           942            1,268          (7,432)
                                                     ----------    ---------      --------       ----------       ---------
           Net income (loss)                         $    4,333    $  14,730      $    279       $      627       $  (8,069)
                                                     ==========    =========      ========       ==========       =========
  Net income (loss) per common share:
     Basic:
       Continuing operations                         $      .17    $     .08      $   (.14)      $     (.13)      $    (.13)
       Discontinued operations                              .71         2.96           .20              .26           (1.55)
                                                     ----------    ---------      --------       ----------       ---------
           Net income (loss)                         $      .88    $    3.04      $    .06       $      .13       $   (1.68)
                                                     ==========    =========      ========       ==========       =========
     Diluted:
         Continuing operations                       $      .17    $     .08      $   (.14)      $     (.13)      $    (.13)
         Discontinued operations                            .71         2.93           .20              .26           (1.55)
                                                     ----------    ---------      --------       ----------       ---------
           Net income (loss)                         $      .88    $    3.01      $    .06       $      .13       $   (1.68)
                                                     ==========    =========      ========       ==========       =========
Balance Sheet Data (at end of period):

     Total Assets(a)                                 $   29,106    $  33,117      $ 12,927       $   12,323       $  11,539
     Stockholders' Equity(a)                         $   28,058    $  23,365      $  8,885       $    8,563       $   7,868

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

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes relating to the sale, Prime has cash and investments of approximately $28 million at December 31, 1999.

      The Board of Directors of the Company adopted a resolution regarding the Company's intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible, and that the proceeds from the sale of the assets of Prime be utilized to acquire other businesses.

RESULTS OF OPERATIONS

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds have been invested in certain common and preferred stocks as well as in liquid U.S. Treasury money market accounts. The Company's income consists primarily of dividend income from these investments. While the Company seeks to acquire an operating business, the Company will continue to incur expenses of approximately $400,000 to $600,000 annually, associated with the management of its assets, its financial reporting obligations, and other administrative functions. Such expenses exclude costs which may be incurred in connection with acquisition searches and unanticipated costs, if any, in connection with discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Assets

      In connection with the June 1998 sale of Prime's assets, Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at December 31, 1999 was approximately $5.3 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

                                       (9)

Investments in Securities

      On December 22, 1998, Prime acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holding, Inc., ("Impac"). The shares are convertible into Common Stock of Impac (symbol "IMH") originally at $4.95 per share, or an aggregate of 4,040,404 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earnings levels were not attained by Impac through June 30, 1999. Subsequently, the conversion rate was adjusted to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of Impac, representing approximately 15 percent of the Impac common stock outstanding.

      In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at cost of $20,157,000.

      At December 31, 1999 the Company owned 90,530 shares of the common shares of The North Face, Inc. which has been written down to its market value of $368,000. The original cost of the shares, considered to be trading securities, was $1.1 million. These shares were sold in February 2000 for $590,000.

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

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were all product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company, will not result in liability. However, the Company intends to vigorously oppose and defend any White Metal claim asserted against it.

      On May 7, 1996, the Company and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal (the "Adversary Proceeding"). The Company's former parent company, Drew Industries Incorporated ("Drew") and its subsidiary Kinro, Inc. ("Kinro") were also served in the Adversary Proceeding. The complaint sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax-related claims was sought, jointly and severally, from the Company, Prime, Drew and Kinro. On July 14, 1998, the Bankruptcy Court granted defendants' motion to dismiss the trustee's tax-related claims. Other than the dismissed tax-related claims, the trustee alleged that White Metal made certain payments to the defendants which were preferential and recoverable by White Metal, in the approximate amount of $3.1 million, of which $2.2 million was sought from the Company and Prime. Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, the Company, Prime, Kinro and Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, the parties agreed to settle the Adversary Proceeding in consideration for payment by the

                                      (10)
defendants to White Metal's estate in the aggregate amount of $672,000, of which $485,500 was paid by Prime. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates, and the trustee agreed not to appeal the Bankruptcy Court's dismissal of the tax-related claims. In connection with the Settlement, the Adversary Proceeding was terminated.

      In anticipation of the Settlement, the Company's previously recorded loss on disposal of White Metal was reduced in 1999 resulting in income from discontinued operations of $3,270,000. Likewise, imputed interest will no longer be recorded on the outstanding balance of this reserve.

Other

      Subsequent to the June 1998 sale of Prime's assets and business, the Company made certain short-term investments in order to enhance stockholder value while efforts to acquire an operating company continue. The Company did not register as an investment company, initially relying on (and in compliance with) the exemption provided by Rule 3a-2, promulgated under the Investment Company Act of 1940, as amended (the "'40 Act"). The Company continues to believe that it is not an investment company for the following reasons: (i) the Company has a bona fide intent to be engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities as soon as it is reasonably possible; (ii) the Company made short-term investments solely to preserve the value of its assets and enhance stockholder value while the Company engages in efforts to invest its assets in a non-investment company business;
(iii) the Company does not in any way hold itself out to be engaged, nor does it propose to be engaged, primarily in the business of investing, reinvesting or trading in securities; (iv) the Company's failure to consummate the acquisition of a non-investment company business has been due to factors beyond the Company's control, principally the lack of candidates with which to consummate an acquisition transaction on terms acceptable to the Company and in the best interests of its stockholders; and (v) the Company's officers and employees continue in good faith their efforts to identify a suitable acquisition on acceptable terms, and thereby to engage in and operate a non-investment business. Notwithstanding these facts, if the Company is deemed to be an investment company required to register under the '40 Act, its structure and operations would be subject to substantial changes from its current structure and operations. Moreover, the Company's ability to acquire a business and to avoid '40 Act regulation could be affected.

      Accordingly, the Company has made application to the Securities and Exchange Commission for an order pursuant to Section 3(b)(2) of the '40 Act finding and declaring that the Company is primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities either directly, through majority-owned subsidiaries, or through controlled companies conducting similar types of businesses and, therefore, is not an investment company within the meaning of the Act; or, alternatively, for an order pursuant to Section 6(c) of the Act exempting the Company from all of the provisions of the Act and any rule or regulation thereunder.

INFLATION

      Future changes from current levels of inflation may be expected to impact the investment income earned by the Company on its temporary investments.

YEAR 2000

      The "Year 2000" issue referred to the risk of disruptions of operations caused by the failure of computer- controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000.

                                      (11)

      As described in Note 1 of Notes to Consolidated Financial Statements, substantially all of the assets of the Company's sole operating subsidiary were sold. As a result, LBP and its subsidiaries do not now conduct any operations and therefore do not rely on any significant data processing for their business.

      The Company has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, including the period of operation after January 1, 2000.

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

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include certain contingent indemnification obligations as described in Note 1 of Notes to Consolidated Financial Statements, contingencies described in Note 4 of Notes to Consolidated Financial Statements, interest rates, and the potential availability of suitable acquisition candidates, acquisition price and terms. These factors also include general economic conditions, as well as the possibility that the Company may, in the future, be deemed to be an "investment company" within the meaning of the Investment Company Act of 1940.

Item 7a. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk in the normal course of its investing activities. The Company does not have significant exposure to fluctuations in interest rates because it has only a modest amount of temporary investments in money market funds and no debt. The Company does not undertake any specific actions to cover its exposure to interest rate risk.

      The Company is also exposed to changes in the value of its investment in securities resulting from changes in the operating results of the companies issuing these equity securities, as well as other conditions which impact the fair value of such securities, such as general economic conditions and interest rates. The impact of changes in interest rates and other conditions on the value of such securities cannot currently be determined.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and Schedule of the Company and its subsidiaries pursuant to this Item and Item 14 of this Report are set forth in the Index to Consolidated Financial Statements included herein.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                      (12)

                                    PART III

      Part III of Form 10-K is incorporated by reference to the Company's Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 17, 2000.

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

            None.

                                      (13)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LBP, INC.

Date: March 24, 2000          By:           /s/ Leigh J. Abrams
                                            -------------------
                                            Leigh J. Abrams, President

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

Date              Signature                          Title
----              ---------                          -----


March 24, 2000    By:/s/Leigh J. Abrams              Director, President and
                     -----------------------------   Chief Executive Officer
                        (Leigh J. Abrams)

March 24, 2000    By:/s/Harvey J. Kaplan             Secretary and Treasurer
                     -----------------------------
                        (Harvey J. Kaplan)

March 24, 2000    By:/s/Fredric M. Zinn              Chief Financial Officer
                     -----------------------------
                        (Fredric M. Zinn)

March 24, 2000    By:/s/John F. Cupak                Controller
                     -----------------------------
                        (John F. Cupak)

March 24, 2000    By:/s/Edward W. Rose, III          Director
                     -----------------------------
                        (Edward W. Rose, III)

March 24, 2000    By:/s/ James F. Gero               Director
                     -----------------------------
                        (James F. Gero)

March 24, 2000    By:/s/Marshall B. Payne            Director
                     -----------------------------
                        (Marshall B. Payne)


                                      (14)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

            Independent Auditors' Report

            Consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997

            Consolidated balance sheets at December 31, 1999 and 1998

            Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997

            Consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997

            Notes to consolidated financial statements

Consolidated Financial Statement Schedules for the years ended December 31, 1999, 1998 and 1997

         Schedule II - Valuation and Qualifying Accounts

      Schedules other than that listed above are omitted as they are not applicable or the information required is included in the consolidated financial statements and notes thereto.

                                      (15)

                          Independent Auditors' Report

The Board of Directors
LBP, Inc.:

We have audited the consolidated balance sheets of LBP, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LBP, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Stamford, Connecticut
March 13, 2000

                                      (16)

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                                   -------------------------------
                                                                    1999        1998        1997
--------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Continuing Operations:
   Investment income                                               $  1,861   $  1,400    $     --
   General and administrative expenses                                  368        573         507
                                                                   --------   --------    --------
         Operating income (loss)                                      1,493        827        (507)
   Imputed interest expense                                             156        156         156
                                                                   --------   --------    --------
         Income (loss) from continuing
           operations before income taxes                             1,337        671        (663)
   Provision for income taxes (Note 5)                                  518        295          --
                                                                   --------   --------    --------
         Income (loss) from continuing
           operations                                                   819        376        (663)
                                                                   --------   --------    --------
Discontinued Operations (Note 1):

         Income from operations, before income taxes                     --      1,736         942
         Provision for income taxes (Note 5)                             --         --          --
                                                                   --------   --------    --------
              Income from operations                                     --      1,736         942
                                                                   --------   --------    --------
         Gain on disposal of assets before income taxes (Note 1)        137     17,614          --
         Adjustment to the 1990 loss on disposal of White Metal
           Rolling and Stamping Corp. (Note 4)                        3,270         --          --
         Benefit (provision) for income taxes (Note 5)                  107     (4,996)         --
                                                                   --------   --------    --------
              Gain on disposal of assets                              3,514     12,618          --
                                                                   --------   --------    --------
              Income from discontinued operations                     3,514     14,354         942
                                                                   --------   --------    --------
              Net income                                           $  4,333   $ 14,730    $    279
                                                                   ========   ========    ========
Net income (loss) per common share:
   Basic:
         Continuing operations                                     $    .17   $    .08    $   (.14)
         Discontinued operations (Note 1)                               .71       2.96         .20
                                                                   --------   --------    --------
              Net income                                           $    .88   $   3.04    $    .06
                                                                   ========   ========    ========
   Diluted:
         Continuing operations                                     $    .17   $    .08    $   (.14)
         Discontinued operations (Note 1)                               .71       2.93         .20
                                                                   --------   --------    --------
              Net income                                           $    .88   $   3.01    $    .06
                                                                   ========   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      (17)

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,
                                                                                                 -------------------------
                                                                                                   1999             1998
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
   Cash and equivalents (Note 1)                                                                 $   7,326        $ 12,981
   Investment in securities (Note 2)                                                                20,525          20,053
   Prepaid expenses and other current assets                                                         1,034              83
   Discontinued operations - Prime Acquisition Corp. (Note 1)                                          221              --
                                                                                                 ---------        --------
       Total assets                                                                              $  29,106        $ 33,117
                                                                                                 =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable, accrued expenses and other current liabilities                              $     153        $    709
   Discontinued operations - Prime Acquisition Corp., net (Notes 1 and 5)                               --           5,034
   Discontinued operations - White Metal Rolling and Stamping, Corp., net (Note 4)                     895           4,009
                                                                                                 ---------        --------
       Total liabilities                                                                             1,048           9,752
                                                                                                 ---------        --------
Commitments and Contingencies (Notes 1 and 4)

Stockholders' equity (Note 6)
   Common stock, par value $.01 per share: authorized 20,000,000 shares;
     issued 5,026,390 shares in 1999, and 4,867,390 shares in 1998                                      50              48
   Paid-in capital                                                                                  20,727          20,369
   Retained earnings                                                                                 7,545           3,212
                                                                                                 ---------        --------
                                                                                                    28,322          23,629
   Treasury stock at cost -- 89,000 shares                                                            (264)           (264)
                                                                                                 ---------        ---------
       Total stockholders' equity                                                                   28,058          23,365
                                                                                                 ---------        --------
       Total liabilities and stockholders' equity                                                $  29,106        $ 33,117
                                                                                                 =========        ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      (18)

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                                  ------------------------------------------
                                                                                  1999             1998              1997
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Income (loss) from continuing operations                                     $    819         $     376         $   (663)
   Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
       Deferred taxes                                                               (186)              (64)              --
       Mark to market investment in trading securities                               731                --               --
       Gain on sale of investments                                                    --              (463)              --
       Imputed interest                                                              156               156              156
       Changes in prepaid expenses and other assets                                 (765)               --              (19)
       Changes in accounts payable, accrued expenses and other
         current liabilities                                                        (557)              520              126
                                                                                --------         ---------         --------
         Net cash flows provided by (used for) operating activities
           of continuing operations                                                  198               525             (400)
                                                                                --------         ---------         --------

Cash flows from discontinued operations:
   Cash proceeds from sale of assets and business of Prime, net of
     closing costs of $4,175                                                          --            39,344               --
   Income from discontinued operations                                             3,514            14,354              942
   Paydown of debt with proceeds of sale                                              --           (10,018)              --
   Change in unliquidated net liabilities and assets                              (8,524)          (11,404)            (590)
                                                                                --------         ---------         --------
         Net cash (used for) provided by discontinued operations                  (5,010)           32,276              352
                                                                                --------         ---------         --------

Cash flows from investing activities:
   Investment in securities                                                       (1,203)          (31,616)              --
   Sales of trading securities                                                                      12,026               --
                                                                                --------         ---------         --------
         Net cash flows used for investing activities                             (1,203)          (19,590)              --
                                                                                --------         ---------         --------

Cash flows from financing activities:
   Purchase of treasury stock                                                         --              (264)
   Employee purchases of common stock                                                360                14               43
                                                                                --------         ---------         --------
         Net cash flows provided by (used for) financing activities                  360              (250)              43
                                                                                --------         ---------         --------
         Net (decrease) increase in cash                                          (5,655)           12,961               (5)

Cash and equivalents at beginning of period                                       12,981                20               25
                                                                                --------         ---------         --------
Cash and equivalents at end of period                                           $  7,326         $  12,981         $     20
                                                                                ========         =========         ========
Supplemental disclosure of cash flows information:
   Cash paid during the period for:
         Interest on debt - discontinued operations                             $     --         $     196         $  1,010
         Income taxes                                                           $  6,178         $      11         $     --

The accompanying notes are an integral part of these consolidated financial statements.


                                      (19)

                                    LBP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Retained        Total
                                                    Common       Treasury        Paid-in     Earnings     Stockholders'
                                                    Stock         Stock          Capital     (Deficit)      Equity
------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares)
Balance - December 31, 1996                             48                       20,312       (11,797)         8,563

   Net income                                                                                     279            279
   Employee purchases of 27,103 shares                                               43                           43
                                                  --------       --------       --------     --------       --------
Balance - December 31, 1997                             48             --         20,355      (11,518)         8,885

   Net income                                                                                  14,730         14,730
   Employee purchases of 6,212 shares                                                 13                          13
   Exercise of employee stock options
      1,000 shares                                                                     1                           1
   Purchase of 89,000 shares of treasury stock                       (264)                                      (264)
                                                  --------       --------       --------     --------       --------
Balance - December 31, 1998                             48           (264)        20,369        3,212         23,365

   Net income                                                                                   4,333          4,333
   Exercise of employee stock options
      159,000 shares                                     2                           358                         360
                                                  --------       --------       --------     --------       --------
Balance - December 31, 1999                       $     50       $   (264)      $ 20,727     $  7,545       $ 28,058
                                                  ========       ========       ========     ========       ========


The accompanying notes are an integral part of these consolidated financial statements.


                                      (20)

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DISCONTINUED OPERATIONS - PRIME ACQUISITION CORP.

      In connection with the 1998 sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie-Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie- Locke, Inc. was changed to Prime Acquisition Corp. ("Prime").

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash of approximately $28 million.

      Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime,
(ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at December 31, 1999 was approximately $5.3 million, which is invested in liquid U.S. Treasury money market accounts, and included in cash and equivalents in the Consolidated Balance Sheet. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

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

2. INVESTMENT IN SECURITIES

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares were originally convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,000 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earning levels were not attained by Impac through June 30, 1999. Subsequently, the conversion rate was adjusted to $4.72 per share, or an aggregate

                                      (21)
of 4,237,288 shares of common stock of IMH, representing approximately 15 percent of IMH common stock. In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at cost of $20,157,000. The Company believes that the book value of this investment does not exceed fair value at December 31, 1999.

      At December 31, 1999 the Company owned 90,530 shares of the common shares of The North Face, Inc. which has been written down to its market value of $368,000. The write-down of such investment has been offset against investment income in the Consolidated Statements of Operations. The original cost of these shares, considered to be trading securities, was $1.1 million. These shares were sold in February 2000 for $590,000.

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

Cash and Equivalents

      The company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments, which consist of government-backed money market funds are recorded at cost which approximates market value.

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

Reclassifications

      Certain reclassifications have been made to the 1998 Consolidated Financial Statements in order to conform to the 1999 presentation.


                                      (22)

(4) DISCONTINUED OPERATIONS - WHITE METAL ROLLING AND STAMPING CORP.

      In fiscal 1990, the Company discontinued the operations of White Metal Rolling and Stamping Corp. ("White Metal"), the Company's ladder manufacturing subsidiary. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were all product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company, will not result in liability. However, the Company intends to vigorously oppose and defend any White Metal claim asserted against it.

      On May 7, 1996, the Company and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal (the "Adversary Proceeding"). The Company's former parent company, Drew Industries Incorporated ("Drew") and its subsidiary Kinro, Inc. ("Kinro") were also served in the Adversary Proceeding. The complaint sought damages in the aggregate amount of $10.6 million plus attorneys fees, of which approximately $7.5 million of tax-related claims was sought, jointly and severally, from the Company, Prime, Drew and Kinro. On July 14, 1998, the Bankruptcy Court granted defendants' motion to dismiss the trustee's tax-related claims. Other than the dismissed tax-related claims, the trustee alleged that White Metal made certain payments to the defendants which were preferential and recoverable by White Metal, in the approximate amount of $3.1 million, of which $2.2 million was sought from the Company and Prime. Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, the Company, Prime, Kinro and Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $485,500 was paid by Prime. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates, and the trustee agreed not to appeal the Bankruptcy Court's dismissal of the tax-related claims. In connection with the Settlement, the Adversary Proceeding was terminated.

      In anticipation of the Settlement, the Company's previously recorded loss on disposal of White Metal was reduced in 1999, resulting in income from discontinued operations of $3,270,000. Likewise, imputed interest will no longer be recorded on the outstanding balance of this reserve.

(5) INCOME TAXES

      Income tax provision (benefit) in the Consolidated Statements of Operations is as follows (in thousands):

                                                Year Ended December 31,
                                         -----------------------------------
                                          1999           1998          1997
----------------------------------------------------------------------------

Continuing operations
   Current:
     Federal                             $   704       $    294       $   --
     State                                    --             65           --

  Deferred:
     Federal                                (186)           (64)          --
     State                                    --             --           --
                                         -------       --------       ------
                                         $   518       $    295       $   --
                                         =======       ========       ======
Discontinued operations                  $ (107)       $  4,996       $   --
                                         =======       ========       ======


                                      (23)

         The provision for income taxes for continuing operations differs from the amount computed by applying the Federal statutory rate (34%) to income before income taxes for the following reasons (in thousands):

                                                                         Year Ended December 31,
                                                              -----------------------------------------
                                                                 1999             1998           1997
-------------------------------------------------------------------------------------------------------
Continuing operations:
   Income tax (benefit) at Federal statutory rate             $     455         $    228         $ (225)
   State income taxes, net of Federal income tax benefit             --               43             --
   Change in valuation allowance                                     --               --            172
   Non-deductible expenses                                           53               53             53
   Other                                                             10              (29)            --
                                                              ---------         --------         ------
     Provision for income taxes                               $     518         $    295         $   --
                                                              =========         ========         ======

      The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998 are as follows (in thousands):

                                           1999                1998
--------------------------------------------------------------------
Deferred tax assets:
    Accruals                              $   --             $    64
    Allowance for trading securities         252                  --
                                          ------             -------
         Net deferred tax asset           $  252             $    64
                                          ======             =======

At December 31, 1999 and 1998, the Company concluded that it is more likely than not that the deferred tax asset will be realized in the ordinary course of operations based on income from operating activities, therefore no valuation allowance is required.

      Net deferred tax assets of $252,000 and $64,000 are included in prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 1999 and 1998, respectively.

      At December 31, 1999, the Company's receivable for income taxes was $343,000, of which $130,000 is included in discontinued operations and $213,000 is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

(6) STOCKHOLDERS' EQUITY

      There are 20,000,000 shares of Par Value $.01 Per Share Common Stock authorized and there are 1,000,000 shares of Par Value $5 Per Share Preferred Stock authorized, of which 4,937,390 shares of Common Stock and no shares of Preferred Stock are outstanding.

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

      Under the Stock Option Plan, since 1994 LBP's Stock Option Plan Committee ("the Committee") has been authorized to grant options to purchase up to an aggregate of 300,000 shares of LBP's Common Stock. The


                                      (24)

Committee will determine the period for which each stock option may be exercisable, but in no event may a stock option be exercisable more than 10 years from the date of grant thereof. The number of shares available under the Stock Option Plan, and the exercise price of options granted under the Stock Option Plan, are subject to adjustments that may be made by the Committee to reflect stock splits, stock dividends, recapitalization, mergers, or other major corporate action.

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

      Transactions in stock options under this plan are summarized as follows:

                                                          Number
                                                         Of Shares       Option Price
---------------------------------------------------------------------------------------
Outstanding at December 31, 1996                          195,883         $ 1.55-$3.21
   Granted                                                 12,500         $ 1.37-$2.05
                                                        ---------
Outstanding at December 31, 1997                          208,383         $ 1.375-$3.21
   Granted                                                  7,500         $ 3.179
   Exercised                                               (1,000)        $ 1.375
   Canceled                                                (4,000)        $ 1.375
                                                        ---------
Outstanding at December 31, 1998                          210,883         $ 1.55-$3.21
   Granted                                                  7,500         $ 3.64
   Exercised                                             (159,000)        $ 1.66-$2.26
   Canceled                                                  (383)        $ 2.31
                                                        ---------
Outstanding at December 31, 1999                           59,000         $ 1.55-$3.64
                                                        =========
Exercisable at December 31, 1999                           54,700         $ 1.55-$3.64
                                                        =========
Options available for grant at December 31, 1999           81,000
                                                        =========

      Stock options generally expire in five years from the date they are granted; options vest over service periods that range from zero to five years.

      The Company adopted the disclosure-only option under SFAS No.123, Accounting for Stock-Based Compensation ("FAS 123"), as of December 31, 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants included no dividend yields, risk-free interest rates of 6.0%, 5.5% and 5.5%; assumed expected volatilities of 28.0%, 45.2% and 76.9%; and expected lives of 5, 5, and 5 years; for 1999, 1998 and 1997, respectively. The number of shares available for granting options were 81,000 shares, 88,117 shares and 91,617 shares at December 31, 1999, 1998 and 1997, respectively.

                                      (25)

      If compensation cost for the Company's Stock Option Plan had been recognized in the income statement based upon the fair market method, income from continuing operations would have been reduced to the pro forma amounts indicated below:

                                                Year Ended December 31,
                                     -----------------------------------------
                                       1999           1998             1997
                                       ----           ----             ----
Income (loss) from continuing
  operations (in thousands):
    As reported                      $    819      $     376         $   (663)
    Pro forma                        $    806      $     361         $   (677)

Earnings (loss) per share from
  continuing operations (basic)
    As reported                      $    .17      $     .08         $   (.14)
    Pro forma                        $    .16      $     .07         $   (.14)

Earnings (loss) per share from
  continuing operations (diluted)
    As reported                      $    .17      $     .08         $   (.14)
    Pro forma                        $    .16      $     .07         $   (.14)

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                           Average
                       Option            Remaining          Option
 Exercise              Shares               Life            Shares
   Price             Outstanding           (Years)        Exercisable
   -----             -----------           -------        -----------

$   1.55                21,500               2.0              17,200
$   2.05                 7,500               3.0               7,500
$   2.21                 7,500               1.0               7,500
$   3.18                 7,500               4.0               7,500
$   3.21                 7,500               2.0               7,500
$   3.64                 7,500               5.0               7,500
                   -----------                            ----------
                        59,000                                54,700
                   ===========                            ==========

Stock Purchase Plan

      Under the terms of the Company's 1995 Employee Stock Purchase Plan, eligible employees could purchase shares of the Company's common stock through payroll deductions.

      During 1998, 6,212 shares were purchased under the Stock Purchase Plan at a cost of $2.13 per share. During 1997, 27,103 shares were purchased at a cost of $1.12 to $2.12 per share. At December 31, 1999, there were 296,003 shares available for future purchases under the Plan.

                                      (26)

Common Stock and Shares Outstanding

         The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

                                                                    Year Ended December 31,
                                                         --------------------------------------------
                                                             1999            1998             1997
                                                             ----            ----             ----
Weighted average shares outstanding for basic
  earnings per share                                       4,921,313        4,843,010       4,850,905
Common stock equivalents pertaining to stock
  options                                                     17,992           51,876          13,588
                                                         -----------      -----------     -----------
Total for diluted shares                                   4,939,305        4,894,886       4,864,493
                                                         ===========      ===========     ===========

(7) SHARED SERVICES AGREEMENT

      Pursuant to a Shares Services Agreement with Drew, the Parent of the Company until the Company was spun off in July 1994, the Company has paid management fees for certain administrative services as follows (in thousands):

                                                      Included in
                                        ----------------------------------------
                                                  Administrative    Discontinued
                                         Total       Expenses        Operations
                                         -----       --------        ----------
       Year ended December 31, 1999     $  144        $  144
       Year ended December 31, 1998     $  512        $  146          $   366
       Year ended December 31, 1997     $  526        $  112          $   414


                                      (27)

(8) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Interim unaudited financial information follows (in thousands, except per share amounts):

                                                      First       Second         Third       Fourth
                                                     Quarter      Quarter       Quarter      Quarter        Year
-------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
   Income from continuing operations                $   328     $      133     $    34      $    324      $     819
   Income from discontinued operations                   --             --         165         3,349          3,514
   Net income                                           328            133         199         3,673          4,333
   Income per basic common share:
     Continuing operations                          $   .07     $      .03     $   .01      $    .07      $     .17
     Discontinued operations                             --              --        .03           .67            .71
     Net income per share                               .07            .03         .04           .74            .88
   Income per diluted common share:
     Continuing operations                          $   .07     $      .03     $   .01      $    .07      $     .17
     Discontinued operations                             --             --         .03           .67            .71
     Net income per share                               .07            .03         .04           .74            .88

Year Ended December 31, 1998
   Income (loss) from continuing operations         $  (171)    $       13     $   391      $    143      $     376
   Income (loss) from discontinued operations          (175)        14,209         --            320         14,354
   Net income (loss)                                   (346)        14,222         391           463         14,730
   Income (loss) per basic common share:
     Continuing operations                          $  (.04)    $       --     $   .08      $    .03      $     .08
     Discontinued operations                           (.03)          2.92          --           .07           2.96
     Net income (loss) per share                       (.07)          2.92         .08           .10           3.04
   Income (loss) per diluted common share:
     Continuing operations                          $  (.04)    $       --     $   .08      $    .03      $     .08
     Discontinued operations                           (.03)          2.90          --           .07           2.93
     Net income (loss) per share                       (.07)          2.90         .08           .10           3.01


                                      (28)

                                    LBP, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                              COLUMN B               COLUMN C              COLUMN D       COLUMN E
--------                                              --------     --------------------------      --------       --------
                                                                             Additions
                                                                   --------------------------
                                                     Balance At     Charged To     Charged To                    Balance At
                                                      Beginning      Costs and        Other                          End
                                                      Of Period      Expenses       Accounts      Deductions      Of Period
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
     Reserve for liquidation losses -                                $(3,270)(a)
        disposal of businesses                        $  4,009           156                                      $   895

YEAR ENDED DECEMBER 31, 1998:
     Allowance for doubtful accounts
        receivable, trade                             $    627       $   127(b)                  $   265(c)
                                                                                                     489(d)       $    --
     Reserve for liquidation losses -
        disposal of businesses                           3,853           156                                        4,009

YEAR ENDED DECEMBER 31, 1997:
     Allowance for doubtful accounts
        receivable, trade                             $    404       $   359(b)                  $   136(c)       $   627
     Reserve for liquidation losses -
        disposal of businesses                           3,697           156                                        3,853

(a) Represents reduction in reserve for losses on disposal of White Metal Rolling and Stamping Corp., as described in Note 4 of Notes to Consolidated Financial Statements.
(b)   Charged to discontinued operation
(c)   Represents accounts written-off, net of recoveries.
(d) Accounts receivable, to which this reserve applies, were disposed of in connection with the sale of assets of Prime Acquisition Corp.


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

21.         Subsidiaries

            Exhibit 21 is filed herewith.                      ________________

23.         Consent of Independent Auditors.

            Exhibit 23 is filed herewith.                      ________________

24.         Powers of Attorney.

            Powers of Attorney of persons signing this Report are included as part of this Report.

                                      (31)