Form 10-Q
period 2000-03-31
LBP INC
filed 2000-05-12
CIK 922984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from _______________ to _________________

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

                                 Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,937,390 shares of common stock as of May 1, 2000.

================================================================================

                                    LBP, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                   (UNAUDITED)

           ===========================================================

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         CONSOLIDATED STATEMENTS OF OPERATIONS                                 3

         CONSOLIDATED BALANCE SHEETS                                           4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                        6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-10

         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS             11-14

         Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                           ABOUT MARKET RISK                                  15

PART II - OTHER INFORMATION
         Not Applicable

SIGNATURES                                                                    16

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                              2000         1999
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Continuing Operations:
   Investment income                                         $  915       $  738
   General and administrative expenses                          286          173
                                                             ------       ------
       Operating income                                         629          565
   Imputed interest expense                                      --           39
                                                             ------       ------
       Income before income taxes                               629          526
   Provision for income taxes                                   214          198
                                                             ------       ------

           Net income                                        $  415          328
                                                             ======       ======

Net income per common share:
   Basic                                                     $  .08       $  .07
                                                             ======       ======
   Diluted                                                   $  .08       $  .07
                                                             ======       ======

Weighted average common shares outstanding:
   Basic                                                      4,937        4,893
   Diluted                                                    4,950        4,917

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  March 31,   December 31,
                                                                                     2000         1999
----------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
   Cash and equivalents (Note 1)                                                    $  8,132    $  7,326
   Investments in securities (Note 2)                                                 20,157      20,525
   Prepaid expenses and other current assets                                             786       1,034
   Discontinued operations - Prime Acquisition Corp., net (Note 1)                        31         221
                                                                                    --------    --------

       Total assets                                                                 $ 29,106    $ 29,106
                                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable, accrued expenses and other current liabilities                 $    281    $    153
   Discontinued operations - White Metal Rolling and Stamping, Inc., net (Note 4)        352         895
                                                                                    --------    --------
       Total current liabilities                                                         633       1,048
                                                                                    --------    --------

Commitments and Contingencies (Notes 1 and 4)

Stockholders' equity
   Common stock par value $.01 per share: authorized 20,000,000 shares;
     issued 5,026,390 shares                                                              50          50
   Paid in capital                                                                    20,727      20,727
   Retained earnings                                                                   7,960       7,545
                                                                                    --------    --------
                                                                                      28,737      28,322
   Treasury stock at cost -- 89,000 shares                                              (264)       (264)
                                                                                    --------    --------
       Total stockholders' equity                                                     28,473      28,058
                                                                                    --------    --------

       Total liabilities and stockholders' equity                                   $ 29,106    $ 29,106
                                                                                    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           --------------------
                                                                                           2000            1999
---------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Net income                                                                            $    415        $    328
   Adjustments to reconcile net income to cash flows
     from operating activities:
       Imputed interest                                                                        --              39
       (Gain) on sale of investment in trading securities                                    (222)             --
       Changes in prepaid expenses and other assets                                           248            (519)
       Changes in accounts payable, accrued expenses and other current liabilities            128            (108)
                                                                                         --------        --------
         Net cash flows provided by (used for) operating activities
           of continuing operations                                                           569            (260)
                                                                                         --------        --------

Cash flows from discontinued operations:
     Change in unliquidated net liabilities and assets                                       (353)         (5,070)
                                                                                         --------        --------
         Net cash flows used for discontinued operations                                     (353)         (5,070)
                                                                                         --------        --------

Cash flows from investing activities:
   Proceeds from sale of securities                                                           590              --
   Investments in securities                                                                   --            (708)
                                                                                         --------        --------
         Net cash flows provided by (used for) investing activities                           590            (708)
                                                                                         --------        --------

Cash flows from financing activities:
   Exercise of employee stock options                                                          --             256
                                                                                                         --------
         Net cash flows provided by financing activities                                       --             256
                                                                                         --------        --------

         Net increase (decrease) in cash                                                      806          (5,782)

Cash and equivalents at beginning of period                                                 7,326          12,981
                                                                                         --------        --------
Cash and equivalents at end of period                                                    $  8,132        $  7,199
                                                                                         ========        ========

Supplemental disclosure of cash flows information:
     Cash paid during the period for:
         Income taxes                                                                    $     --        $  5,252

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                       Total
                                                     Common      Treasury     Paid-in    Retained   Stockholders'
                                                      Stock       Stock       Capital    Earnigns      Equity
-----------------------------------------------------------------------------------------------------------------
(In thousands)
Balance - December 31, 1999                          $    50     $  (264)     $20,727     $ 7,545     $28,058
Net income for three months ended March 31, 2000                                              415         415
                                                     -------     -------      -------     -------     -------

Balance - March 31, 2000                             $    50     $  (264)     $20,727     $ 7,960     $28,473
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

      Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime,
(ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at March 31, 2000 was approximately $5.3 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate two years from the closing, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The Company will continue to incur expenses associated with the management of its assets, its financial reporting obligations, and other administrative functions, as well as acquisition searches and related costs.

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

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENT IN SECURITIES

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares were originally convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,000 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earning levels were not attained by Impac through June 30, 1999. Subsequently, the conversion rate was adjusted to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of IMH, representing approximately 15 percent of IMH common stock.

      In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at cost of $20,157,000. The Company believes that the book value of this investment does not exceed fair value at March 31, 2000.

      At December 31, 1999 the Company owned 90,530 shares of the common stock of The North Face, Inc. which had been written down to its market value of $368,000. The original cost of these shares, considered to be trading securities, was $1.1 million. These shares were sold in February 2000 for $590,000, resulting in a gain of $222,000 in the first quarter of 2000.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1999 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company, will not result in liability. However, the Company intends to vigorously defend any White Metal claim asserted against it.

      On May 7, 1996, the Company and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal (the "Adversary Proceeding"). The Company's former parent company, Drew Industries Incorporated ("Drew") and its subsidiary Kinro, Inc. ("Kinro") were also served in the Adversary Proceeding. Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, the Company, Prime, Kinro and Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $485,500 was paid by Prime. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates. In connection with the Settlement, the Adversary Proceeding was terminated.

      In anticipation of the Settlement, the Company's previously recorded loss on disposal of White Metal was reduced in the fourth quarter of 1999, resulting in income from discontinued operations of $3,270,000. Likewise, imputed interest will no longer be recorded on the outstanding balance of this reserve.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding-diluted is calculated as follows (in thousands):

                                                              Three Months Ended
                                                                  March 31,
                                                               2000       1999
--------------------------------------------------------------------------------

Weighted average common shares outstanding - basic             4,937       4,893
Assumed issuance of common stock pertaining to stock options      13          24
                                                               -----       -----
Weighted average common shares outstanding - diluted           4,950       4,917
                                                               =====       =====

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

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime has cash and investments of approximately $28 million at March 31, 2000.

      The Board of Directors of the Company adopted a resolution regarding the Company's intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible, and that the proceeds from the sale of the assets of Prime be utilized to acquire other businesses.

RESULTS OF OPERATIONS

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds of the sale of Prime's assets have been invested in certain common and preferred stocks as well as in liquid U.S. Treasury money market accounts. The Company's income consists primarily of dividend income from these investments. The Company continues to incur expenses associated with the management of its assets, its financial reporting obligations, and other administrative functions. In addition, costs may periodically be incurred in connection with acquisition searches and other professional services. For the quarter ended March 31, 2000, general and administrative expenses included approximately $60,000 incurred in conducting due diligence relating to a possible acquisition. The acquisition target subsequently accepted a higher offer. In addition, the Company incurred expenses of approximately $60,000 in connection with an application made to the Securities and Exchange Commission as described below.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Assets

      In connection with the June 1998 sale of Prime's assets, Prime has agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. Up to approximately $21.4 million of the escrow funds may be withdrawn by Prime at any time during the escrow period to acquire other businesses, for investments, and for certain other permitted payments. In this connection, $20 million was withdrawn in December 1998 to fund Prime's investment in the preferred stock of Impac Mortgage Holdings, Inc. and such preferred stock was deposited in escrow. The balance in the escrow accounts at March 31, 2000 was approximately $5.3 million, which is invested in liquid U.S. Treasury money market accounts. The escrow will terminate June 18, 2000, and any escrow funds not paid to the buyer or subject to claims outstanding at that time will be returned to Prime. The Company is not aware of any events that may trigger an indemnifiable claim.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Investment in Securities

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares were originally convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,000 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earning levels were not attained by Impac through June 30, 1999. Subsequently, the conversion rate was adjusted to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of IMH, representing approximately 15 percent of IMH common stock.

      In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at cost of $20,157,000. The Company believes that the book value of this investment does not exceed fair value at March 31, 2000.

      At December 31, 1999 the Company owned 90,530 shares of the common stock of The North Face, Inc. which had been written down to its market value of $368,000. The original cost of these shares, considered to be trading securities, was $1.1 million. These shares were sold in February 2000 for $590,000, resulting in a gain of $222,000 in the first quarter of 2000.

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

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company, will not result in liability. However, the Company intends to vigorously defend any White Metal claim asserted against it.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      On May 7, 1996, the Company and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal (the "Adversary Proceeding"). The Company's former parent company, Drew Industries Incorporated ("Drew") and its subsidiary Kinro, Inc. ("Kinro") were also served in the Adversary Proceeding. Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, the Company, Prime, Kinro and Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $485,500 was paid by Prime. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates. In connection with the Settlement, the Adversary Proceeding was terminated.

      In anticipation of the Settlement, the Company's previously recorded loss on disposal of White Metal was reduced in the fourth quarter of 1999 resulting in income from discontinued operations of $3,270,000. Likewise, imputed interest will no longer be recorded on the outstanding balance of this reserve.

Other

      Subsequent to the June 1998 sale of Prime's assets and business, the Company made certain short- term investments in order to enhance stockholder value while efforts to acquire an operating company continue. The Company did not register as an investment company, initially relying on (and in compliance with) the exemption provided by Rule 3a-2, promulgated under the Investment Company Act of 1940, as amended (the "'40 Act"). The Company believes that it
(i) has always been engaged in a non-investment company business, (ii) will continue to be primarily engaged in a non-investment company business following the acquisition of an operating business, and (iii) is not, therefore, an investment company as defined in the '40 Act. Notwithstanding these facts, the Company may be deemed to be an investment company required to register under the '40 Act, in which case its structure and operations would be subject to substantial changes from its current structure and operations. Moreover, the Company's ability to acquire a business and to avoid '40 Act regulation could be affected.

      Accordingly, the Company has made application to the Securities and Exchange Commission for an order pursuant to Section 6(c) of the Act exempting the Company from all of the provisions of the Act and any rule or regulation thereunder, for a period of one year.

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

                                    LBP, INC.

Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                                                 LBP,  INC.
                                                 Registrant


                                                 By /s/ Fredric M. Zinn
                                                    ----------------------------
                                                 Fredric M. Zinn
                                                 Principal Financial Officer

May 10, 2000

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

May 10, 2000