Form 10-Q
period 2000-06-30
LBP INC
filed 2000-08-14
CIK 922984

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2000

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,937,390 shares of common stock as of August 4, 2000

                                    LBP, INC.


                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Six Months Ended                Three Months Ended
                                                                              June 30,                       June 30,
                                                                        --------------------         ----------------------
                                                                        2000            1999         2000              1999
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Continuing Operations:
     Investment income                                                $ 1,565       $  1,128         $    650       $   390
     General and administrative expenses                                  443            299              157           126
                                                                      -------       --------         --------       -------
          Operating income                                              1,122            829              493           264
     Imputed interest expense                                              --             78               --            39
                                                                      -------       --------         --------       -------
          Income before income taxes                                    1,122            751              493           225
     Provision for income taxes                                           382            290              168            92
                                                                      -------       --------         --------       -------

          Net income                                                  $   740       $    461         $    325       $   133
                                                                      =======       ========         ========       =======

Net income per common share:
     Basic                                                            $   .15       $    .09         $    .07       $   .03
                                                                      =======       ========         ========       =======
     Diluted                                                          $   .15       $    .09         $    .07       $   .03
                                                                      =======       ========         ========       =======

Weighted average common shares outstanding:
     Basic                                                              4,937          4,910            4,937         4,932
     Diluted                                                            4,949          4,931            4,949         4,959

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            June 30,         December 31,
                                                                                              2000               1999
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
ASSETS
Current assets
   Cash and equivalents (Note 1)                                                             $  8,741          $   7,326
   Investments in securities (Note 2)                                                          20,157             20,525
   Prepaid expenses and other current assets                                                      777              1,034
   Discontinued operations - Prime Acquisition Corp., net (Note 1)                                 25                221
                                                                                             --------          ---------

       Total assets                                                                          $ 29,700          $  29,106
                                                                                             ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable, accrued expenses and other current liabilities                          $    565          $     153
   Discontinued operations - White Metal Rolling and Stamping, Inc., net (Note 4)                 337                895
                                                                                             --------          ---------
       Total current liabilities                                                                  902              1,048
                                                                                             --------          ---------

Commitments and Contingencies (Notes 1 and 4)

Stockholders' equity
   Common stock par value $.01 per share: authorized 20,000,000 shares;
     issued 5,026,390 shares                                                                       50                 50
   Paid in capital                                                                             20,727             20,727
   Retained earnings                                                                            8,285              7,545
                                                                                             --------          ---------
                                                                                               29,062             28,322
   Treasury stock at cost -- 89,000 shares                                                       (264)              (264)
                                                                                             --------          ---------
       Total stockholders' equity                                                              28,798             28,058
                                                                                             --------          ---------

       Total liabilities and stockholders' equity                                            $ 29,700          $  29,106
                                                                                             ========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                              ---------------------------------
                                                                                                   2000               1999
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Net income                                                                                  $     740           $    461
   Adjustments to reconcile net income to cash flows
     from operating activities:
       Imputed interest                                                                               --                 78
       (Gain) loss on sale of investment in trading securities                                      (222)               201
       Changes in prepaid expenses and other assets                                                  257               (526)
       Changes in accounts payable, accrued expenses and other current liabilities                   412               (417)
                                                                                               ---------           ---------
         Net cash flows provided by (used for) operating activities
           of continuing operations                                                                1,187               (203)
                                                                                               ---------           ---------

Cash flows from discontinued operations:
     Change in unliquidated net liabilities and assets                                              (362)            (5,066)
                                                                                               ----------          ---------
         Net cash flows used for discontinued operations                                            (362)            (5,066)
                                                                                               ----------          ---------

Cash flows from investing activities:
   Proceeds from sale of securities                                                                  590
   Investments in securities                                                                          --             (1,204)
                                                                                               ---------           ---------
         Net cash flows provided by (used for) investing activities                                  590             (1,204)
                                                                                               ---------           ---------

Cash flows from financing activities:
   Exercise of employee stock options                                                                 --                256
                                                                                               ---------           --------
         Net cash flows provided by financing activities                                              --                256
                                                                                               ---------           --------

         Net increase (decrease) in cash                                                           1,415             (6,217)

Cash and equivalents at beginning of period                                                        7,326             12,981
                                                                                               ---------           --------
Cash and equivalents at end of period                                                          $   8,741           $  6,764
                                                                                               =========           ========

Supplemental disclosure of cash flows information:
     Cash paid during the period for:
         Income taxes                                                                          $      --           $  5,659

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                  Total
                                                              Common    Treasury     Paid-in     Retained      Stockholders'
                                                               Stock      Stock      Capital     Earnings         Equity
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Balance - December 31, 1999                                   $ 50       $  (264)   $  20,727     $  7,545      $  28,058
Net income for six months ended June 30, 2000                                                          740            740
                                                              ----       -------    ---------     --------      ---------

Balance - June 30, 2000                                       $ 50       $  (264)   $  20,727     $  8,285      $  28,798
                                                              ====       =======    =========     ========      =========

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

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash and investments of approximately $28 million.

      Prime agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. On June 20, 2000 the escrow funds were released to Prime, since there were no claims by the buyer.

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

      In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at its cost of $20,157,000. The Company believes that the book value of this investment does not exceed fair value at June 30, 2000.

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

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three and six month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

      On May 7, 1996, the Company and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal, alleging claims aggregating $10.6 million (the "Adversary Proceeding"). The Company's former parent company, Drew Industries Incorporated ("Drew") and its subsidiary Kinro, Inc. ("Kinro") were also served in the Adversary Proceeding. Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, the Company, Prime, Kinro and Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $485,500 was paid by Prime. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates. In connection with the Settlement, the Adversary Proceeding was terminated.

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

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding-diluted is calculated as follows (in thousands):

                                                                         Six Months Ended             Three Months Ended
                                                                              June 30,                      June 30,
                                                                         ------------------           --------------------
                                                                         2000          1999           2000          1999
-------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - basic                        4,937       4,910           4,937          4,932
Assumed issuance of common stock pertaining to stock options                 12          21              12             27
                                                                          -----       -----           -----          -----
Weighted average common shares outstanding - diluted                      4,949       4,931           4,949          4,959
                                                                          =====       =====           =====          =====

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

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash and investments of approximately $28 million.

      The Board of Directors of the Company adopted a resolution regarding the Company's intent to be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as it is reasonably possible, and that the proceeds from the sale of the assets of Prime be utilized to acquire other businesses.

RESULTS OF OPERATIONS

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds of the sale of Prime's assets have been invested in certain common and preferred stocks as well as in liquid U.S. Treasury money market accounts. The Company's income consists primarily of dividend income from these investments. The Company continues to incur expenses associated with the management of its assets, its financial reporting obligations, and other administrative functions. In addition, costs may periodically be incurred in connection with acquisition searches and other professional services. For the six months ended June 30, 2000, general and administrative expenses included approximately $73,000 (including $60,000 in the first quarter ended March 31, 2000) incurred in conducting due diligence relating to possible acquisitions. Most of these expenses were related to an acquisition target which subsequently accepted a higher offer. In addition, the Company incurred expenses of approximately $79,000 (including $60,000 in the first quarter) in connection with an application made to the Securities and Exchange Commission as described below.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends some of the provisions of FASB 133. The Company plans to adopt the provisions of SFAS 133 and SFAS 138 in the first quarter of 2001. The Company is in the process of determining what the effect of SFAS 133 and SFAS 138 will be on earnings and financial position.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Assets

      In connection with the June 1998 sale of Prime's assets, Prime agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. On June 20, 2000 the escrow funds were released to Prime, since there were no claims by the buyer.

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

      In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at its cost of $20,157,000. The Company believes that the book value of this investment does not exceed fair value at June 30, 2000.

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

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      On May 7, 1996, the Company and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal, alleging claims aggregating $10.6 million (the "Adversary Proceeding"). The Company's former parent company, Drew Industries Incorporated ("Drew") and its subsidiary Kinro, Inc. ("Kinro") were also served in the Adversary Proceeding. Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, the Company, Prime, Kinro and Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $485,500 was paid by Prime. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates. In connection with the Settlement, the Adversary Proceeding was terminated.

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

      Accordingly, the Company has made application to the Securities and Exchange Commission for an order pursuant to Section 6(c) of the '40 Act exempting the Company from all of the provisions of the '40 Act and any rule or regulation thereunder, for a period of one year. The Company has received comments from the staff of the Securities and Exchange Commission with respect to its application and the Company plans to take the actions and to amend its application, as requested by the staff. This process could continue for several months and there is no assurance that the requested exemption will be granted.

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

August 11, 2000