Form 10-Q
period 2000-09-30
LBP INC
filed 2000-11-20
CIK 922984

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2000

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

                                 Yes |XX| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,937,390 shares of common stock as of October 30, 2000.

--------------------------------------------------------------------------------

                                    LBP, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

        ----------------------------------------------------------------

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

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended    Three Months Ended
                                                           September 30,         September 30,
                                                         -----------------    ------------------
                                                          2000       1999       2000       1999
------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Continuing Operations:
  Investment income                                      $2,231     $1,378     $  666     $  250
  General and administrative expenses                       585        437        142        138
                                                         ------     ------     ------     ------
      Operating income                                    1,646        941        524        112
  Imputed interest expense                                   --        117         --         39
                                                         ------     ------     ------     ------

      Income from continuing operations
          before income taxes                             1,646        824        524         73
  Provision for income taxes                                560        329        178         39
                                                         ------     ------     ------     ------

      Income from continuing
         operations                                       1,086        495        346         34
                                                         ------     ------     ------     ------

Discontinued Operations (Note 1):

      Gain on disposal of assets before income taxes         --         41         --         41
      Benefit for income taxes                               --        124         --        124
                                                         ------     ------     ------     ------

           Income from discontinued operations               --        165         --        165
                                                         ------     ------     ------     ------

           Net income                                    $1,086     $  660     $  346     $  199
                                                         ======     ======     ======     ======

Net income per common share:
  Basic:
      Continuing operations                              $  .22     $  .10     $  .07     $  .01
      Discontinued operations (Note 1)                       --        .03         --        .03
                                                         ------     ------     ------     ------
           Net income                                    $  .22     $  .13     $  .07     $  .04
                                                         ======     ======     ======     ======

  Diluted:
      Continuing operations                              $  .22     $  .10     $  .07     $  .01
      Discontinued operations (Note 1)                       --        .03         --        .03
                                                         ------     ------     ------     ------
           Net income                                    $  .22     $  .13     $  .07     $  .04
                                                         ======     ======     ======     ======

Weighted average common shares outstanding:
  Basic                                                   4,937      4,917      4,937      4,932
  Diluted                                                 4,949      4,936      4,949      4,949

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   September 30,  December 31,
                                                                                       2000          1999
--------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)

ASSETS
Current assets
   Cash and equivalents                                                               $  9,238      $  7,326
   Investments in securities (Note 3)                                                   20,157        20,525
   Prepaid expenses and other current assets                                               800         1,034
   Discontinued operations - Prime Acquisition Corp., net (Note 4)                          --           221
                                                                                      --------      --------

       Total assets                                                                   $ 30,195      $ 29,106
                                                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable, accrued expenses and other current liabilities                   $    410      $    153
   Discontinued operations - Prime Acquisition Corp., net (Note 3)                         312            --
   Discontinued operations - White Metal Rolling and Stamping, Inc., net (Note 5)          329           895
                                                                                      --------      --------
       Total current liabilities                                                         1,051         1,048
                                                                                      --------      --------

Commitments and Contingencies (Notes 4 and 5)

Stockholders' equity
   Common stock par value $.01 per share: authorized 20,000,000 shares;
     issued 5,026,390 shares                                                                50            50
   Paid in capital                                                                      20,727        20,727
   Retained earnings                                                                     8,631         7,545
                                                                                      --------      --------
                                                                                        29,408        28,322

   Treasury stock at cost -- 89,000 shares                                                (264)         (264)
                                                                                      --------      --------
       Total stockholders' equity                                                       29,144        28,058
                                                                                      --------      --------

       Total liabilities and stockholders' equity                                     $ 30,195      $ 29,106
                                                                                      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                         -----------------
                                                                                        2000          1999
------------------------------------------------------------------------------------------------------------
(In thousands)
Cash flows from operating activities:
   Income from continuing operations                                                   $ 1,086      $    495
   Adjustments to reconcile income from continuing operations to cash flows from operating activities:
       Imputed interest                                                                     --           117
       (Gain) loss on sale of investment in trading securities                            (222)          563
       Changes in prepaid expenses and other assets                                        234          (773)
       Changes in accounts payable, accrued expenses and other current liabilities         257          (390)
                                                                                       -------      --------

         Net cash flows provided by operating activities
             of continuing operations                                                    1,355            12
                                                                                       -------      --------

Cash flows from discontinued operations:
   Income from discontinued operations                                                      --           165
   Changes in net assets of discontinued operations - Prime Acquisition Corp.              (33)       (5,161)
                                                                                       -------      --------
         Net cash flows used for discontinued operations                                   (33)        4,996
                                                                                       -------      --------

Cash flows from investing activities:
   Proceeds from sale of securities                                                        590            --
   Investments in trading securities                                                        --        (1,100)
   Investments in securities                                                                --          (104)
                                                                                       -------      --------
         Net cash flow provided by (used for) investing activities                         590        (1,204)
                                                                                       -------      --------

Cash flows from financing activities:
   Exercise of employee stock options                                                       --           256
                                                                                       -------      --------

         Net cash flows provided by financing activities                                    --           256
                                                                                       -------      --------

         Net increase (decrease) in cash                                                 1,912        (5,932)

Cash and equivalents at beginning of period                                              7,326        12,981
                                                                                       -------      --------
Cash and equivalents at end of period                                                  $ 9,238      $  7,049
                                                                                       =======      ========

Supplemental disclosure of cash flows information:
   Cash (received) paid during the period for:
         Income taxes                                                                  $  (331)     $  5,946

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                  Total
                                                          Common      Treasury        Paid-in      Retained    Stockholders'
                                                           Stock        Stock         Capital      Earnings       Equity
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Balance - December 31, 1999                               $   50       $  (264)       $20,727       $7,545       $28,058
Net income for nine months ended September 30, 2000                                                  1,086         1,086
                                                          ------       -------        -------       ------       -------

Balance - September 30, 2000                              $   50       $  (264)       $20,727       $8,631       $29,144
                                                          ======       =======        =======       ======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PLAN OF LIQUIDATION

      Subsequent to the June 1998 sale of Prime Acquisition Corp's ("Prime") assets and business, the Company made certain short-term investments in order to enhance stockholder value while efforts to acquire an operating company continue. The Company did not register as an investment company, initially relying on (and in compliance with) the exemption provided by Rule 3(a)(2), promulgated under the Investment Company Act of 1940, as amended (the "40 Act").

      In March 2000, the Company filed an application with the Securities and Exchange Commission ("SEC") for an order pursuant to Section 3(b)(2) of the Investment Company Act of 1940, as amended (the `40 Act) declaring that the Company is not an investment company. Alternatively, the Company requested a
Section 6(c) exemption from certain provisions of the `40 Act. The application was amended in May, June and July 2000. Thereafter, the SEC advised the Company that neither a Section 3(b)(2) order nor a Section 6(c) exemption could be granted under the facts and circumstances of the Company's application. The Company continued through November 9, 2000 to discuss with the SEC the manner in which to respond to the SEC's concerns, but was unable to obtain a 3(b)(2) order or a 6(c) exemption.

      As an investment company, the Company would be required to restructure its operations, management and Board of Directors. On November 16, 2000, the Company's Board of Directors determined that it is not in the best interest of the Company's stockholders for the Company to register as an investment company pursuant to the `40 Act. Therefore, the Board of Directors has determined that it will either adopt a plan of liquidation and dissolution, or a plan to go private. Under these circumstances, the Company intends to continue to file periodic reports pursuant to the Securities Exchange Act of 1934.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 1999 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

      In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three and nine month periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions for interim financial statements and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Valuation of Investments

      If a plan of liquidation and dissolution is approved by the Board of Directors and stockholders, in the future, financial statements for subsequent periods will be revised to adopt the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

      The Company and its subsidiaries file separate Federal and state income tax returns. The Company's subsidiaries generally file separate state income tax returns on the same basis as the Federal income tax returns.

3. INVESTMENT IN SECURITIES

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac. The shares were originally convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,000 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earning levels were not attained by Impac through June 30, 1999. Subsequently, the conversion rate was adjusted to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of IMH, representing approximately 15 percent of IMH common stock upon conversion.

      In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at its cost of $20,157,000. The Company believes there has not been a more than temporary decline in the fair value of this investment at September 30, 2000.

      At December 31, 1999 the Company owned 90,530 shares of the common stock of The North Face, Inc. which had been written down to its market value of $368,000. The original cost of these shares, considered to be trading securities, was $1.1 million. These shares were sold in February 2000 for $590,000, resulting in a gain of $222,000 in the first quarter of 2000.

4. DISCONTINUED OPERATIONS - PRIME ACQUISITION CORP.

      In connection with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie-Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie-Locke, Inc. was changed to Prime.

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash and investments of approximately $28 million.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      The sale did not include the assets and liabilities of White Metal Rolling and Stamping Corp.("White Metal"), Prime's discontinued ladder manufacturing subsidiary. See note 5 of Notes to Consolidated Financial Statements.

5. DISCONTINUED OPERATIONS - WHITE METAL ROLLING AND STAMPING CORP.

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

      On May 7, 1996, the Company and its subsidiary, Prime, were served with a summons and complaint in an adversary proceeding commenced by the chapter 7 trustee of White Metal, alleging claims aggregating $10.6 million (the "Adversary Proceeding"). The Company's former parent company, and one of its subsidiaries were also served in the Adversary Proceeding. Pursuant to a Consent Order Settling and Compromising Claims, dated January 27, 2000 (the "Settlement"), by and among the trustee, on behalf of White Metal, the Company, Prime, LBP's former parent and its subsidiary, and Sears Roebuck & Co., Inc. ("Sears"), White Metal's largest creditor, the parties agreed to settle the Adversary Proceeding in consideration for payment by the defendants to White Metal's estate in the aggregate amount of $672,000, of which $485,500 was paid by Prime. The defendants, the trustee and Sears agreed to release each other, and their respective affiliates. In connection with the Settlement, the Adversary Proceeding was terminated.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In anticipation of the Settlement, the Company's previously recorded loss on disposal of White Metal was reduced in the fourth quarter of 1999, resulting in income from discontinued operations of $3,270,000. Likewise, imputed interest will no longer be recorded on the outstanding balance of this reserve.

      6. Weighted Average Common Shares Outstanding

      Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding-diluted is calculated as follows (in thousands):

                                                                  Nine Months Ended       Three Months Ended
                                                                     September 30            September 30,
                                                                  -----------------       ------------------
                                                                   2000        1999        2000        1999
------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding - basic                 4,937       4,917       4,937       4,932
Assumed issuance of common stock pertaining to stock options          12          19          12          17
                                                                   -----       -----       -----       -----
Weighted average common shares outstanding - diluted               4,949       4,936       4,949       4,949
                                                                   =====       =====       =====       =====

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

      Subsequent to the June 1998 sale of Prime Acquisition Corp's ("Prime") assets and business, the Company made certain short-term investments in order to enhance stockholder value while efforts to acquire an operating company continue. The Company did not register as an investment company, initially relying on (and in compliance with) the exemption provided by Rule 3(a)(2), promulgated under the Investment Company Act of 1940, as amended (the "40 Act").

      In March 2000, the Company filed an application with the Securities and Exchange Commission ("SEC") for an order pursuant to Section 3(b)(2) of the Investment Company Act of 1940, as amended (the `40 Act) declaring that the Company is not an investment company. Alternatively, the Company requested a
Section 6(c) exemption from certain provisions of the `40 Act. The application was amended in May, June and July 2000. Thereafter, the SEC advised the Company that neither a Section 3(b)(2) order nor a Section 6(c) exemption could be granted under the facts and circumstances of the Company's application. The Company continued through November 9, 2000 to discuss with the SEC the manner in which to respond to the SEC's concerns, but was unable to obtain a 3(b)(2) order or a 6(c) exemption.

      As an investment company, the Company would be required to restructure its operations, management and Board of Directors. On November 16, 2000, the Company's Board of Directors determined that it is not in the best interest of the Company's stockholders for the Company to register as an investment company pursuant to the `40 Act. Therefore, the Board of Directors has determined that it will either adopt a plan of liquidation and dissolution, or a plan to go private. Under these circumstances, the Company intends to continue to file periodic reports pursuant to the Securities Exchange Act of 1934.

SALE OF ASSETS

      In connection with the sale of substantially all of the assets of the Company's wholly-owned subsidiary, Leslie-Locke, Inc., the name of Leslie Building Products, Inc. was changed to LBP, Inc. and the name of Leslie-Locke, Inc. was changed to Prime.

      On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash and investments of approximately $28 million.

RESULTS OF OPERATIONS

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds of the sale of Prime's assets have been invested in certain common and preferred stocks as well as in liquid U.S. Treasury money market accounts. The Company's income consists primarily of dividend income from these investments. The Company continues to incur expenses associated with the management of its assets, its financial reporting obligations, and other administrative functions. In addition, costs may periodically be incurred in connection with other professional services. For the six months ended June 30, 2000, general and administrative expenses included approximately $73,000 incurred in conducting due diligence relating to possible acquisitions. Most of these expenses were related to an acquisition target which subsequently accepted a higher offer. No such costs were incurred in the quarter ended September 30, 2000. In addition, for the six months ended June 30, 2000, the Company incurred expenses of approximately $79,000 in connection with an application made to the Securities and Exchange Commission as described above.

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

Investment in Securities

      On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares were originally convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,000 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earning levels were not attained by Impac through June 30, 1999. Subsequently, the conversion rate was adjusted to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of IMH, representing approximately 15 percent of IMH common stock upon conversion.

      In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at its cost of $20,157,000. The Company believes that there has not been a more than temporary decline in the fair value of this investment at September 30, 2000.

      At December 31, 1999 the Company owned 90,530 shares of the common stock of The North Face, Inc. which had been written down to its market value of $368,000. The original cost of these shares, considered to be trading securities, was $1.1 million. These shares were sold in February 2000 for $590,000, resulting in a gain of $222,000 in the first quarter of 2000. If a plan of liquidation and dissolution is approved by the Board of Directors and stockholders, financial statements for subsequent periods will reflect this investment at fair value.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Federal Income Taxes

      As a result of changes in the ownership of the Company's Common Stock, the Company is a Personal Holding Company for Federal income tax purposes in 2000. As a result, in order to avoid double taxation on the Company, on November 17, 2000, the Board of Directors declared a special dividend of $.18 per share, payable on December 12, 2000, to stockholders of record at the close of business on November 27, 2000.

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

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include certain contingent indemnification obligations as described in Note 4 of Notes to Consolidated Financial Statements, contingencies described in Note 5 of Notes to Consolidated Financial Statements, and interest rates.

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

November 17, 2000