Form 10-K
period 2000-12-31
LBP INC
filed 2001-03-28
CIK 922984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year End                                          Commission File Number
December 31, 2000                                                        0-24094

                                    LBP, INC.
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                          13-3764357
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

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock (Common Stock, $.01 par value) held by non affiliates of Registrant (computed by reference to the closing price as of March 22, 2001) was $13,864,675.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date (March 22, 2001) was 5,003,890 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement with respect to Annual Meeting of Stockholders to be held on May 16, 2001 is incorporated by reference into Part III.

================================================================================

THE COMPANY

          The Company was incorporated under the laws of Delaware on February 16, 1994. The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York 10601; telephone number
(914) 421-2545.

          On April 19, 1994, the Board of Directors of Drew Industries Incorporated ("Drew"), the parent company of the Company at that time, approved a plan to transfer the stock of its subsidiary, Leslie-Locke, Inc. ("Leslie-Locke," now known as Prime Acquisition Corp.), to the Company and to distribute the Common Stock of the Company to Drew's stockholders on a one-for-one basis (the "Spin-off"). The transfer of the stock of Leslie-Locke to the Company was effective May 10, 1994, and the Spin-off was effective July 29, 1994. Since the Spin-off, the Company has been a stand-alone company, the Common Stock of which is traded on the OTC-Bulletin Board (symbol: LBPI).

          Pursuant to a Shared Services Agreement, following the Spin-off, Drew and the Company share certain administrative functions and employee services, such as management overview and planning, acquisition searches, tax preparation, financial reporting, coordination of the independent audit, stockholder relations, and regulatory matters. Drew is reimbursed by the Company for such services. The agreement was extended to December 31, 2001. For the fiscal year ended December 31, 2000, the cost of such services to the Company was $194,000.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This report contains certain statements, including the Company's long-term plans, which could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. These statements reflect the Company's current views with respect to future events, financial performance and plans to liquidate the Company.

     The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include certain contingent indemnification obligations and contingencies as described in Notes 4 and 6 of Notes to Consolidated Financial Statements, interest rates, the value of the Company's net assets and the liquidation value per share of the Common Stock. These factors also include general economic conditions.


ITEM 1.  BUSINESS

RECENT EVENTS - LIQUIDATION OF THE COMPANY

     On November 12, 1997, the Company announced that its Board of Directors was considering strategic alternatives for the Company's long-range business plans. In this connection, the Company retained Harris Williams & Co. to assist in evaluating, and possibly disposing of, all or certain of the three major operating divisions of the Company's sole operating subsidiary, Leslie-Locke, a manufacturer and marketer of a wide variety of specialty building products for the professional and do-it-yourself remodeling and residential construction industry.

     The Board's decision was motivated by the Company's desire to achieve greater per share value for its stockholders. Although Leslie-Locke's operating management was optimistic about the growth opportunities available to Leslie-Locke, Management of the Company and the Board of Directors believed that the goal of increased per share return to its stockholders was unlikely to be realized in the near future, and that growth opportunities for Leslie-Locke could best be realized by a significantly larger company in a better position than the Company to compete in the changing industry. In connection with its decision concerning Leslie-Locke, the Board of Directors adopted resolutions regarding the Company's intent that, subsequent to the sale of its assets, Leslie-Locke would acquire an operating

                                       (2)
company and would be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as reasonably possible.

     Pursuant to an Asset Purchase Agreement dated May 26, 1998 (the "Agreement"), Leslie-Locke sold substantially all of its net assets, including its owned and leased real property, to LL Building Products, Inc., a newly-formed Delaware subsidiary of Building Materials Corporation of America, d/b/a GAF Materials Corporation (the "Sale Transaction"). The purchase price was approximately $44 million in cash. The Sale Transaction was consummated on June 18, 1998, as of May 31, 1998. Immediately after the closing of the Sale Transaction, the name of Leslie-Locke was changed to Prime Acquisition Corp. ("Prime"), and the name of the Company was changed from Leslie Building Products, Inc. to LBP, Inc. From this point throughout this Annual Report, Leslie-Locke is referred to as Prime, unless the context otherwise requires.

     As a result of the Sale Transaction, after payment of outstanding debt, closing costs and income taxes, the Company (including Prime ) had net proceeds of approximately $28 million. In accordance with the terms of the Sale Transaction, approximately $25 million of the net proceeds was deposited in escrow for two years, of which approximately $21 million could be released from escrow and used by the Company at any time to acquire other businesses, for certain investments, and for certain other permitted payments. The net proceeds from the sale were initially invested primarily in liquid U.S. Treasury money market accounts. The Company's Board of Directors continued to reaffirm the previously adopted resolutions regarding the Company's intent that Prime be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as reasonably possible. Accordingly, Management of the Company actively sought a suitable acquisition candidate for Prime. The escrow terminated in June 2000 without the assertion of any claim, and the entire escrow fund was returned to Prime.

     In order for the Company to enhance stockholder value while efforts to acquire a business continued, the Company made certain investments intended to be short-term. In the third quarter of 1998, the Company realized a gain of $463,000 from a short-term securities transaction. In February 2000, the Company realized a loss of $509,000 from the sale of securities purchased in September 1999. In December 1998, the Company utilized $20 million of the funds held in escrow to purchase, and re-deposit in escrow, 800,000 registered shares of 10.5% Cumulative Convertible Preferred Stock of Impac Mortgage Holdings, Inc. ("IMH"), convertible, at $4.72 per common share, into 4,237,288 shares, representing 15%, of the freely-tradeable common stock of IMH (AMEX: IMH). IMH is a publicly-owned specialty finance company, which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations,
(2) the Mortgage Operations, and (3) the Warehouse Lending Operations. The Long Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans; the Mortgage Operations primarily purchases and sells or securitizes non-conforming mortgage loans, and the Warehouse Lending Operations provides short-term lines of credit to originators of mortgage loans. IMH is organized as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows it to pass through earnings to stockholders without federal income tax at the corporate level.

     The Company did not register as an investment company, initially relying on the exemption provided by Rule 3a-2, promulgated under the Investment Company Act of 1940, as amended (the "'40 Act"). The Company believed that it was not an investment company for the following reasons: (i) the Company had a bona fide intent to be engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities as soon as reasonably possible; (ii) the Company made short-term investments solely to enhance stockholder value while the Company engaged in efforts to invest its assets in a non-investment company business; (iii) the Company did not in any way hold itself out to be engaged, nor did it propose to be engaged, primarily in the business of investing, reinvesting or trading in securities; (iv) the Company's failure to consummate the acquisition of a non-investment company business had been due to factors beyond the Company's control, principally the lack of candidates with which to consummate an acquisition transaction on terms acceptable to the Company and in the best interests of its stockholders; and (v) the Company's officers and employees continued in good faith their efforts to identify a suitable acquisition on acceptable terms, and thereby to engage in and operate a non-investment company business.

                                      (3)

     Despite Management's efforts, the Company could not identify a suitable operating business to acquire on acceptable terms. Accordingly, in March 2000, the Company filed an application with the Securities and Exchange Commission ("SEC") for an order pursuant to Section 3(b)(2) of the '40 Act declaring that the Company is not an investment company. Alternatively, the Company requested a
Section 6(c) exemption from all provisions of the '40 Act. The application was revised in May, June and July 2000 in response to comments from the SEC Staff. Thereafter, in November 2000, the SEC Staff confirmed to the Company that neither a Section 3(b)(2) order nor a Section 6(c) exemption could be granted under the then-current facts and circumstances of the Company's application. Although the Company continued to discuss with the SEC Staff the manner in which to respond to their concerns, it became apparent that the Company would be required to sell the IMH preferred stock before the SEC Staff would act favorably on the Company's application. Because sale of the IMH preferred stock would not have been advantageous to the Company under then prevailing market conditions, the Company could not continue as an active Company without registering as an investment company under the '40 Act.

     As an investment company, the Company would be required, among other things, to restructure its operations, capital structure, management, and Board of Directors, and the Company's ability to acquire an operating business would be severely restricted. As a result, the Company's Board of Directors determined that would not be in the best interests of the Company's stockholders for the Company to register as an investment company pursuant to the '40 Act. On November 17, the Company issued a press release reporting that the Board of Directors was considering either a plan of liquidation or a plan to take the Company private. On January 11, 2001, the Board of Directors adopted a Plan of Complete Liquidation, Dissolution and Termination of Existence (the "Plan"), subject to stockholder approval to be solicited at the Annual Meeting of Stockholders on May 16, 2001. The Board believes that the Plan represents the most prudent way for the Company to discharge its known liabilities, and to provide for contingent and unknown liabilities, and that distribution to the stockholders of the Company's net assets would return the greatest value to the Company's stockholders as compared to other alternatives.

     Pursuant to the Plan, the Company will be liquidated by the sale or sales of all of its non-cash assets. After payment of all claims, obligations and expenses owing to the Company's creditors, cash distributions of the proceeds from the sale of the Company's non-cash assets and cash on hand will be made to holders of the Company's Common Stock on a pro rata basis. If deemed necessary, appropriate or desirable by the Board of Directors, distributions will be made to one or more liquidating trusts established for the benefit of stockholders, subject to claims of creditors.

     On February 21, 2001, the Company sold an aggregate of $15 million of its $20 million investment in Impac preferred stock. The investment was sold at cost, plus accrued interest through the date of sale. The Company currently intends to sell the remaining $5 million of Impac preferred stock that it holds. Since acquiring the Impac preferred stock in December 1998, the Company has received an aggregate of $4.3 million in quarterly cash dividends.

     Based on prior "no-action" letters issued by the SEC Staff relating to substantially similar factual circumstances, the Company has been advised that it is not required to register under the '40 Act or file periodic financial reports on forms mandated by the '40 Act during the period of liquidation, so long as it engages in transactions which are merely incidental to its dissolution.

     The Company's Common Stock currently trades on the OTC-Bulletin Board (symbol: LBPI). In order for the Common Stock to continue to trade publicly at any time during the liquidation period, the Company intends to continue to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company will file with the SEC unaudited Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K containing audited financial statements, and such other reports as are required by the Exchange Act and the rules and regulations promulgated thereunder.

                                      (4)

EMPLOYEES

     The Company has no full-time employees. Pursuant to the Shared Services Agreement, certain employees of Drew perform administrative functions and employee services such as management overview and planning, tax preparation, financial reporting, coordination of the independent audit, stockholder relations, and regulatory matters. The Company reimburses Drew for the fair market value of such services. See "THE COMPANY."


ITEM 2.  PROPERTIES

     The Company has no owned or leased properties, and reimburses Drew for use of a portion of Drew's offices.


ITEM 3.  LEGAL PROCEEDINGS

     In fiscal 1990, the operations of White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's ladder manufacturing subsidiary were discontinued. All manufacturing operations of White Metal ceased as of January 31, 1991 On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. At the time of filing, the liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. White Metal was not included in the sale of Leslie-Locke's assets. See Note 4 of Notes to Consolidated Financial Statements.

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

     On January 23, 2001, a holder of 100 shares of the Company's Common Stock commenced a proceeding against the Company and its directors purporting to be both a class action and a derivative action on behalf of the Company, BRAGGER VS. ABRAMS, ET AL., Case No. 01 Civ. 0249, United States District Court, Southern District of New York. The Complaint alleged that the directors caused the Company and its stockholders to sustain losses because the directors allegedly violated the '40 Act by not causing the Company to become a registered investment company and to comply with the regulatory requirements of the '40 Act, and because the defendants caused the Company to make certain allegedly improper investments, including its investment in the IMH preferred stock, in violation of their duty.

     On March 14, 2001, the Company and its directors served Plaintiff with a motion to dismiss the Complaint on grounds that Plaintiff failed to state a claim entitling Plaintiff to any relief. On March 22, 2001, Plaintiff voluntarily withdrew the Complaint, terminating the action without any liability of the Company or its directors.

     Neither the Company nor Prime is a party to any other legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                      (5)

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2000.


NAME                    POSITION
Leigh J. Abrams
  (Age 58)              President,  Chief Executive  Officer and Director of the
                        Company since July 1994.
Edward W. Rose, III
  (Age 59)              Chairman of the Board of Directors of the Company  since
                        July 1994.
James F. Gero
  (Age 55)              Director since July 1994.

Marshall B. Payne
  (Age 43)              Director since July 1994.

Fredric M. Zinn
  (Age 49)              Chief Financial Officer of the Company since July 1994.

Harvey J. Kaplan
  (Age 66)              Secretary and Treasurer of the Company since July 1994.

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

     JAMES F. GERO,  since March 1992,  has been  Chairman  and Chief  Executive
Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies, and a director of its affiliates. From July 1987 to October 1989, Mr. Gero was Chairman and Chief Executive Officer of Varo, Inc., a manufacturer of aerospace technology, and from 1985 to 1987, Mr. Gero was President and Chief Executive Officer of Varo, Inc. Since May 1995, Mr. Gero has been Chairman of Clearwire, Inc., a provider and servicer of high speed Internet access. Mr. Gero also serves as a director of the following public company: Orthofix International, N.V., an international supplier of orthopedic devices for bone fixation and stimulation. Mr. Gero is also a Director of Drew.

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

                                      (6)

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten- percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by it, the Company believes that during 2000 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten percent holder other than Edward W. Rose, III a Director) were complied with.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PER SHARE MARKET PRICE INFORMATION

     The Common Stock of the Company is traded on the OTC-Bulletin Board (symbol: LBPI).On March 22, 2001, there were 1,594 holders of record of the Common Stock. The Company estimates that 2,000 to 4,000 additional stockholders own shares of its Common Stock held in the name of Cede & Co. and other broker and nominee names.

     The table below sets forth, for the periods indicated, the range of high and low closing prices per share for the Common Stock as reported by the National Association of Securities Dealers. The prices set forth below represent quotations between dealers, without adjustment for retail mark up, mark down or commissions, and do not necessarily represent actual transactions.


     CALENDAR 2000                                           HIGH    LOW
                                                             ----    ---
              Quarter ended March 31......................   $3.63   $3.19
              Quarter ended June 30.......................   $3.44   $3.13
              Quarter ended September 30..................   $3.48   $3.25
              Quarter ended December 31...................   $3.75   $3.25

     CALENDAR 1999                                           HIGH    LOW
                                                             ----    ---
              Quarter ended March 31......................   $4.13   $3.19
              Quarter ended June 30.......................   $4.19   $3.88
              Quarter ended September 30..................   $4.19   $3.56
              Quarter ended December 31...................   $3.75   $3.28


     The closing price per share for the common stock on March 22, 2001 was $5.00.

DIVIDEND INFORMATION

     Except for a dividend of $0.18 per share paid on December 12, 2000 to holders of record of the Common Stock on November 27, 2000, the Company has not paid any cash dividends on its Common Stock. Future distributions with respect to the Common Stock will be made primarily pursuant to the Plan.

                                      (7)

ITEM 6.   SELECTED FINANCIAL DATA

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

     The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included herein (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------
                                                         2000          1999          1998            1997            1996
                                                      ----------    ---------      --------       ----------      ----------
OPERATING DATA:
   Income (loss) from continuing
      operations before income taxes                  $    2,093    $   1,337      $    671       $     (663)     $     (641)
   Provision for income taxes                                691          518           295
                                                      ----------    ---------      --------       ----------      ----------
   Income (loss) from continuing operations                1,402          819           376             (663)           (641)
   Discontinued operations                                   177        3,514        14,354              942           1,268
                                                      ----------    ---------      --------       ----------      ----------
            Net income                                $    1,579    $   4,333      $ 14,730       $      279      $      627
                                                      ==========    =========      ========       ==========      ==========

   Net income (loss) per common share:
      Basic:
        Continuing operations                         $      .28    $     .17      $    .08       $     (.14)     $     (.13)
        Discontinued operations                              .04          .71          2.96              .20             .26
                                                      ----------    ---------      --------       ----------      ----------
            Net income                                $      .32    $     .88      $   3.04       $      .06      $      .13
                                                      ==========    =========      ========       ==========      ==========

      Diluted:
          Continuing operations                       $      .28    $     .17      $    .08       $     (.14)     $     (.13)
          Discontinued operations                            .04          .71          2.93              .20             .26
                                                      ----------    ---------      --------       ----------      ----------
            Net income                                $      .32    $     .88      $   3.01       $      .06      $      .13
                                                      ==========    =========      ========       ==========      ==========

BALANCE SHEET DATA (AT END OF PERIOD):

      Total Assets(A)                                 $   29,562    $  29,106      $ 33,117       $   12,927      $   12,323
      Stockholders' Equity(A)                         $   28,879    $  28,058      $ 23,365       $    8,885      $    8,563


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

                                      (8)

     Subsequent to the June 1998 sale of Prime's assets and business, the Company made certain short-term investments in order to enhance stockholder value while efforts to acquire an operating company continued. The Company did not register as an investment company, initially relying on (and in compliance with) the exemption provided by Rule 3(a)(2), promulgated under the Investment Company Act of 1940, as amended (the "40 Act").

     In March 2000, the Company filed an application with the Securities and Exchange Commission ("SEC") for an order pursuant to Section 3(b)(2) of the Investment Company Act of 1940, as amended (the '40 Act) declaring that the Company is not an investment company. Alternatively, the Company requested a
Section 6(c) exemption from certain provisions of the '40 Act. The application was amended in May, June and July 2000. Thereafter, the SEC advised the Company that neither a Section 3(b)(2) order nor a Section 6(c) exemption could be granted under the facts and circumstances of the Company's application. The Company continued through November 9, 2000 to discuss with the SEC the manner in which to respond to the SEC's concerns, but was unable to obtain a 3(b)(2) order or a 6(c) exemption.

     As an investment company, the Company would be required to restructure its operations, management and Board of Directors. On November 16, 2000, the Company's Board of Directors determined that it is not in the best interest of the Company's stockholders for the Company to register as an investment company pursuant to the '40 Act. On January 11, 2001, the Board of Directors adopted a Plan of Complete Liquidation, Dissolution and Termination of Existence (the "Plan"), subject to stockholders approval to be solicited at the annual meeting of stockholders on May 16, 2001.

     If a plan of liquidation and dissolution is approved by the stockholders, in the future, financial statements for subsequent periods will be revised to adopt the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable.


RESULTS OF OPERATIONS

     Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds of the sale of Prime's assets have been invested in certain common and preferred stocks as well as in liquid U.S. Treasury money market accounts. The Company's income consists primarily of dividend income from these investments. At December 31, 1999 the Company owned 90,530 shares of the common stock of The North Face, Inc. which had been written down to its market value of $368,000 at December 31, 1999. The original cost of these shares, considered to be trading securities, was $1.1 million. These shares were sold in February 2000 for $590,000, resulting in a gain of $222,000 in the first quarter of 2000.

     The Company continues to incur expenses associated with the management of its assets, its financial reporting obligations, and other administrative functions. In addition, costs may periodically be incurred in connection with other professional services. For the year ended December 31, 2000, general and administrative expenses included approximately $86,000 incurred in conducting due diligence relating to possible acquisitions. Most of these expenses were related to an acquisition target which subsequently accepted a higher offer. In addition, for the year ended December 31, 2000, the Company incurred expenses of approximately $240,000 in connection with an application made to the Securities and Exchange Commission as described above.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June

                                      (9)

15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends some of the provisions of SFAS No. 133. The Company has adopted the provisions of SFAS No. 133 and SFAS No. 138 effective January 1, 2001. The adoption of these statements does not have a material impact on the earnings or financial position of the Company.


LIQUIDITY AND CAPITAL RESOURCES

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

     In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company has recorded this investment at its cost of $20,157,000. The Company believes that the book value of this investment approximates fair value at December 31, 2000.

     On February 21, 2001, the Company sold an aggregate of $15 million of its investment in the Preferred Stock for its cost of $15 million plus accrued interest through the date of sale and intends to sell its remaining $5 million investment.

FEDERAL INCOME TAXES

     As a result of changes in the ownership of the Company's Common Stock, the Company is a Personal Holding Company for Federal income tax purposes in 2000. As a result, in order to avoid double taxation on the Company, on November 16, 2000, the Board of Directors declared a special dividend of $.18 per share, payable on December 12, 2000, to stockholders of record at the close of business on November 27, 2000.

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

     On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were primarily product liability claims,

                                      (10)
and related costs, resulting from its discontinued ladder manufacturing business. While the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company, will not result in liability. However, the Company intends to vigorously defend any White Metal claim asserted against it.

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

     The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include certain contingent indemnification obligations and contingencies as described in Notes 4 and 6 of Notes to Consolidated Financial Statements, interest rates, the value of the Company's net assets and the liquidation value of the Common Stock. These factors also include general economic conditions.

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

                                      (11)

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

     (b)  Reports on Form 8-K

                    None

                                      (12)

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date: March 28, 2001                     LBP, INC.

                                         By:  /s/ LEIGH J. ABRAMS
                                            ------------------------------------
                                               Leigh J. Abrams, President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND DATES INDICATED.

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


DATE              SIGNATURE                        TITLE

March 28, 2001    By: /s/ LEIGH J. ABRAMS          Director, President and Chief
                     -------------------------     Executive Officer
                      (Leigh J. Abrams)

March 28, 2001    By: /s/ HARVEY J. KAPLAN         Secretary and Treasurer
                     -------------------------
                      (Harvey J. Kaplan)

March 28, 2001    By: /s/ FREDRIC M. ZINN          Chief Financial Officer
                     -------------------------
                      (Fredric M. Zinn)

March 28, 2001    By: /s/ JOHN F. CUPAK            Controller
                     -------------------------
                      (John F. Cupak)

March 28, 2001    By: /s/ EDWARD W. ROSE, III      Director
                     -------------------------
                      (Edward W. Rose, III)

March 28, 2001    By: /s/ JAMES F. GERO            Director
                     -------------------------
                      (James F. Gero)

March 28, 2001    By: /s/ MARSHALL B. PAYNE        Director
                     -------------------------
                      (Marshall B. Payne)

                                      (13)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report

          Consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998

          Consolidated balance sheets at December 31, 2000 and 1999

          Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998

          Consolidated statements of stockholders' equity for the years ended December 31, 2000, 1999 and 1998

          Notes to consolidated financial statements

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

          Schedule II       -        Valuation and Qualifying Accounts

          Schedules other than that listed above are omitted as they are not applicable or the information required is included in the consolidated financial statements and notes thereto.

                                      (14)

                          Independent Auditors' Report



The Board of Directors
LBP, Inc.:


We have audited the consolidated balance sheets of LBP, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statements schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LBP, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the re1ated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Stamford, Connecticut
February 28, 2001

                                      (15)

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                      2000         1999         1998
----------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONTINUING OPERATIONS:
 Investment income                                                $  2,907     $  1,861     $  1,400
 General and administrative expenses                                   814          368          573
                                                                  --------     --------     --------
      Operating income                                               2,093        1,493          827
 Imputed interest expense                                               --          156          156
                                                                  --------     --------     --------

      Income from continuing operations before income taxes          2,093        1,337          671
 Provision for income taxes (Note 5)                                   691          518          295
                                                                  --------     --------     --------

      INCOME FROM CONTINUING OPERATIONS                              1,402          819          376
                                                                  --------     --------     --------

DISCONTINUED OPERATIONS (NOTES 4 AND 5):

      Income from operations, before income taxes                       --           --        1,736
      Provision for income taxes (Note 5)                               --           --           --
                                                                  --------     --------     --------
            Income from operations                                      --           --        1,736
                                                                  --------     --------     --------

      Gain on disposal of assets before income taxes (Note 4)           --          137       17,614
      Adjustment to loss on the 1990 disposal of White
          Metal Rolling and Stamping Corp. (Note 4)                     --        3,270           --
      Benefit (provision) for income taxes (Note 5)                    177          107       (4,996)
                                                                  --------     --------     --------
            Gain on disposal of assets                                 177        3,514       12,618
                                                                  --------     --------     --------

            INCOME FROM DISCONTINUED OPERATIONS                        177        3,514       14,354
                                                                  --------     --------     --------

            NET INCOME                                            $  1,579     $  4,333     $ 14,730
                                                                  ========     ========     ========

Net income per common share:
 Basic:
      Continuing operations                                       $    .28     $    .17     $    .08
      Discontinued operations (Notes 4 and 5)                          .04          .71         2.96
                                                                  --------     --------     --------
            Net income                                            $    .32     $    .88     $   3.04
                                                                  ========     ========     ========

 Diluted:
      Continuing operations                                       $    .28     $    .17     $    .08
      Discontinued operations (Notes 4 and 5)                          .04          .71         2.93
                                                                  --------     --------     --------
            Net income                                            $    .32     $    .88     $   3.01
                                                                  ========     ========     ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                      (16)

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                           --------------------
                                                             2000        1999
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

ASSETS
CURRENT ASSETS
    Cash and equivalents                                   $  8,776    $  7,326
    Investment in securities (Note 2)                        20,157      20,525
    Prepaid expenses and other current assets                   629       1,034
                                                           --------    --------

        TOTAL ASSETS                                       $ 29,562    $ 28,885
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable, accrued expenses
      and other current liabilities                        $    159    $    153
    Discontinued operations (Notes 4 and 5)                     524         674
                                                           --------    --------
        TOTAL LIABILITIES                                       683         827
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 6)

STOCKHOLDERS' EQUITY (Note 7)
    Common stock, par value $.01 per share:
      authorized 20,000,000 shares;
      issued 5,085,390 shares in 2000,
      and 5,026,390 shares in 1999                               51          50
    Paid-in capital                                          20,867      20,727
    Retained earnings                                         8,225       7,545
                                                           --------    --------
                                                             29,143      28,322
    Treasury stock at cost -- 89,000 shares                    (264)       (264)
                                                           --------    --------
        TOTAL STOCKHOLDERS' EQUITY                           28,879      28,058
                                                           --------    --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 29,562    $ 28,885
                                                           ========    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                      (17)

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                           2000          1999          1998
-----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from continuing operations                                     $  1,402      $    819      $    376
 Adjustments to reconcile income from continuing operations
    to cash flows from operating activities:
      Deferred taxes                                                        251          (186)          (64)
      Mark to market investment in trading securities                        --           731            --
      Gain on sale of investments                                          (222)           --          (463)
      Imputed interest                                                       --           156           156
      Changes in prepaid expenses and other assets                          154          (765)           --
      Changes in accounts payable, accrued expenses and other
        current liabilities                                                   6          (557)          520
                                                                       --------      --------      --------
        NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
          OF CONTINUING OPERATIONS                                        1,591           198           525
                                                                       --------      --------      --------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
 Cash proceeds from sale of assets and business of Prime, net of
    closing costs of $4,175                                                  --            --        39,344
 Income from discontinued operations                                        177         3,514        14,354
 Paydown of debt with proceeds of sale                                       --            --       (10,018)
 Change in unliquidated net liabilities and assets                         (150)       (8,524)      (11,404)
                                                                       --------      --------      --------
        NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS              27        (5,010)       32,276
                                                                       --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in securities                                                    --        (1,203)      (31,616)
 Sales of trading securities                                                590            --        12,026
                                                                       --------      --------      --------
        NET CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES          590        (1,203)      (19,590)
                                                                       --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                                                  --            --          (264)
 Employee purchases of common stock                                         141           360            14
 Dividends paid                                                            (899)           --            --
                                                                       --------      --------      --------
        NET CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES         (758)          360          (250)
                                                                       --------      --------      --------

        Net increase (decrease) in cash                                   1,450        (5,655)       12,961
Cash and equivalents at beginning of period                               7,326        12,981            20
                                                                       --------      --------      --------
Cash and equivalents at end of period                                  $  8,776      $  7,326      $ 12,981
                                                                       ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION: Net cash
    (received) paid during the period for:
        Interest on debt - discontinued operations                     $      --      $     --      $    196
        Income taxes                                                   $    (182)     $  6,178      $     11
                                                                       -- ------      --------      --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                      (18)

                                    LBP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                   Total
                                                                                                    Retained    Stockholders'
                                                        Common      Treasury        Paid-in         Earnings       Equity
-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

BALANCE - DECEMBER 31, 1997                               $  48      $   --         $   20,355     $  (11,518)    $   8,885

 Net income                                                                                            14,730        14,730
 Employee purchases of 6,212 shares                                                         13                           13
 Exercise of employee stock options
    1,000 shares                                                                             1                            1
 Purchase of 89,000 shares of treasury stock                            (264)                                          (264)
                                                          -----      -------        ----------     ----------     ---------
BALANCE - DECEMBER 31, 1998                                  48         (264)           20,369          3,212        23,365

 Net income                                                                                             4,333         4,333
 Exercise of employee stock options
    159,000 shares                                            2                            358                          360
                                                          -----      -------        ----------     ----------     ---------
BALANCE - DECEMBER 31, 1999                                  50         (264)           20,727          7,545        28,058

 Net income                                                                                             1,579         1,579
 Dividends paid ($.18 per share)                                                                         (899)         (899)
 Exercise of employee stock options
    59,000 shares                                             1                            140                          141
                                                          -----      -------        ----------     ----------     ---------
BALANCE - DECEMBER 31, 2000                               $  51      $  (264)       $   20,867     $    8,225     $  28,879
                                                          =====      =======        ==========     ==========     =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                      (19)

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  PLAN OF LIQUIDATION

     Subsequent to the June 1998 sale of Prime Acquisition Corp's ("Prime") assets and business, the Company made certain investments intended to be short-term, in order to enhance stockholder value while efforts to acquire an operating company continued. The Company did not register as an investment company, initially relying on (and in compliance with) the exemption provided by Rule 3(a)(2), promulgated under the Investment Company Act of 1940, as amended (the "40 Act").

     In March 2000, the Company filed an application with the Securities and Exchange Commission ("SEC") for an order pursuant to Section 3(b)(2) of the '40 Act, declaring that the Company is not an investment company. Alternatively, the Company requested a Section 6(c) exemption from all provisions of the '40 Act. The application was revised in May, June and July 2000. Thereafter, the SEC advised the Company that neither a Section 3(b)(2) order nor a Section 6(c) exemption could be granted under the then-current facts and circumstances of the Company's application. The Company continued through November 9, 2000 to discuss with the SEC the manner in which to respond to the SEC's concerns, but was unable to obtain a 3(b)(2) order or a 6(c) exemption.

     As an investment company, the Company would be required, among other things, to restructure its operations, capital structure, management and Board of Directors, and the Company's ability to acquire an operating business would be severely restricted. On November 16, 2000, the Company's Board of Directors determined that it would not be in the best interest of the Company's stockholders for the Company to register as an investment company pursuant to the '40 Act. Therefore, the Board of Directors adopted a plan of liquidation and dissolution, subject to approval of the stockholders of the Company at the Company's annual stockholders' meeting to be held on May 16, 2001.

     If a plan of liquidation and dissolution is adopted by stockholders, in the future, financial statements for subsequent periods will be revised to adopt the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable.


(2)  INVESTMENT IN SECURITIES

     On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares were originally convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,000 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earning levels were not attained by Impac through June 30, 1999. Subsequently, the conversion rate was adjusted to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of IMH, representing approximately 15 percent of IMH common stock. In addition, Prime is entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company recorded this investment at cost of $20,157,000. The Company believes that the book value of this investment approximates fair value at December 31, 2000.

     On February 21, 2001, the Company sold an aggregate of $15 million of its $20 million investment in the Preferred Stock for its cost of $15 million plus accrued interest through the date of sale and intends to sell its remaining $5 million investment. The Company obtained a fairness opinion in connection with the sale.

                                      (20)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     At December 31, 1999 the Company owned 90,530 shares of the common shares of The North Face, Inc. which had been written down to its market value of $368,000 at December 31, 1999. The original cost of these shares, considered to be trading securities, was $1.1 million. These shares were sold in February 2000 for $590,000, resulting in a gain of $222,000 in the first quarter of 2000.


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of LBP, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform with current presentation.

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


(4)  DISCONTINUED OPERATIONS

WHITE METAL

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

                                      (21)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

PRIME ACQUISITION CORP.

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

     The sale did not include the assets and liabilities of White Metal.

                                      (22)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(5)  INCOME TAXES

     Income tax provision (benefit) in the Consolidated Statements of Operations is as follows (IN THOUSANDS):

                                                  YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                         2000            1999            1998
--------------------------------------------------------------------------------

Continuing operations
 Current:
      Federal                           $   439         $   704         $   294
      State                                  --              --              65

   Deferred:
      Federal                               252            (186)            (64)
      State                                  --              --              --
                                        -------         -------         -------
                                        $   691         $   518         $   295
                                        =======         =======         =======

Discontinued operations                 $  (177)        $  (107)        $ 4,996
                                        =======         =======         =======


          The provision for income taxes differs from the amount computed by applying the Federal statutory rate (34%) to income before income taxes for the following reasons (IN THOUSANDS):

                                                  YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                         2000            1999            1998
--------------------------------------------------------------------------------

Continuing operations:
 Income tax at Federal statutory rate   $   712         $   455         $   228
 State income taxes, net of Federal
   income tax benefit                        --              --              43
 Non-deductible expenses                     --              53              53
 Other                                      (21)             10             (29)
                                        -------         -------         -------
    Provision for income taxes          $   691         $   518         $   295
                                        =======         =======         =======

     The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets at December 31, 1999 are $251,000 relating to allowance for trading securities. There are no deferred tax assets or liabilities from continuing operations at December 31, 2000.

     Net deferred tax assets of $252,000 are included in prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 1999.

     At December 31, 2000, the Company's receivable for income taxes was $80,000 which is included in prepaid expenses and other current assets in the Consolidated Balance Sheet. At December 31, 1999, the Company's receivable for income taxes was $343,000, of which $130,000 is included in discontinued operations and $213,000 is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

                                      (23)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     As a result of changes in the ownership of the Company's Common Stock, the Company is a Personal Holding Company for Federal income tax purposes in 2000. Therefore, in order to avoid double taxation on the Company, on November 16, 2000, the Board of Directors declared a special dividend of $.18 per share, payable on December 12, 2000, to stockholders of record at the close of business on November 27, 2000.

(6)  CONTINGENCIES

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

(7)  STOCKHOLDERS' EQUITY

     There are 20,000,000 shares of Par Value $.01 Per Share Common Stock authorized and there are 1,000,000 shares of Par Value $5 Per Share Preferred Stock authorized, of which 4,996,390 shares of Common Stock and no shares of Preferred Stock are outstanding.

EMPLOYEE STOCK OPTION PLAN

     The Company has an Employee Stock Option Plan (the "Stock Option Plan") pursuant to which the Company may grant officers, directors and key employees of LBP and Prime options to purchase LBP Common Stock. The Stock Option Plan provides for the grant of stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code and non-qualified stock options ("NQSOs"). If a plan of liquidation and dissolution is adopted by stockholders, no additional options will be granted.

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

                                      (24)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Transactions in stock options under this plan are summarized as follows:

                                                     Number
                                                    Of Shares      Option Price
--------------------------------------------------------------------------------

Outstanding at December 31, 1997                     208,383       $ 1.375-$3.21
    Granted                                            7,500       $ 3.179
    Exercised                                         (1,000)      $ 1.375
    Canceled                                          (4,000)      $ 1.375
                                                    --------
Outstanding at December 31, 1998                     210,883       $ 1.55-$3.21
    Granted                                            7,500       $ 3.64
    Exercised                                       (159,000)      $ 1.66-$2.26
    Canceled                                            (383)      $ 2.31
                                                    --------
Outstanding at December 31, 1999                      59,000       $ 1.55-$3.64
    Granted                                            7,500       $ 3.48
    Exercised                                        (59,000)      $ 1.55-$3.64
                                                    --------
Outstanding at December 31, 2000                       7,500       $ 3.48
                                                    ========
Exercisable at December 31, 2000                       7,500       $ 3.48
                                                    ========
Options available for grant at December 31, 2000      73,500
                                                    ========

     Stock options generally expire in five years from the date they are granted; options vest over service periods that range from zero to five years.

     The Company adopted the disclosure-only option under SFAS No.123, Accounting for Stock-Based Compensation as of December 31, 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants included no dividend yields, risk-free interest rates of 5.0%, 6.0% and 5.5%; assumed expected volatilities of 25.9%, 28.0% and 45.2%; and expected lives of 5, 5, and 5 years; for 2000, 1999 and 1998, respectively. The number of shares available for granting options were 73,500 shares, 81,000 shares and 88,117 shares at December 31, 2000, 1999 and 1998, respectively.

     If compensation cost for the Company's Stock Option Plan had been recognized in the income statement based upon the fair market method, income from continuing operations would have been reduced to the pro forma amounts indicated below:

                                                    YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              2000          1999         1998
                                             ------        ------       ------
Income (loss) from continuing operations
  (IN THOUSANDS):
         As reported                         $1,579        $  819       $  376
         Pro forma                           $1,591        $  806       $  361
Earnings (loss) per share from
       continuing operations (basic)
         As reported                         $  .32        $  .17       $  .08
         Pro forma                           $  .32        $  .16       $  .07
Earnings (loss) per share from
       continuing operations (diluted)
         As reported                         $  .32        $  .17       $  .08
         Pro forma                           $  .32        $  .16       $  .07

                                      (25)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     At December 31, 2000 there are 7,500 option shares outstanding and exercisable at an exercise price of $3.48 per share and an average remaining life of 5 years.

STOCK PURCHASE PLAN

     Under the terms of the Company's 1995 Employee Stock Purchase Plan, eligible employees could purchase shares of the Company's common stock through payroll deductions.

     During 1998, 6,212 shares were purchased under the Stock Purchase Plan at a cost of $2.13 per share. While there were 296,003 shares available for future purchases under the Plan at December 31, 2000, the Company does not intend to utilize this Plan.

COMMON STOCK AND SHARES OUTSTANDING

     The  following   reconciliation   details  the  denominator   used  in  the
computation of basic and diluted earnings per share:

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                                2000          1999          1998
                                           ---------     ---------     ---------
Weighted average shares outstanding
  for basic earnings per share             4,946,467     4,921,313     4,843,010
Common stock equivalents pertaining
  to stock options                            10,510        17,992        51,876
                                           ---------     ---------     ---------
Total for diluted shares                   4,956,977     4,939,305     4,894,886
                                           =========     =========     =========

DIVIDENDS

     The Company declared a dividend on its Common Stock of $.18 per share on November 17, 2000 which was paid on December 12, 2000 to stockholders of record at the close of business on November 27, 2000.

(8)  SHARED SERVICES AGREEMENT

     Pursuant to a Shared Services Agreement with Drew Industries Incorporated, the Parent of the Company until the Company was spun off in July 1994, the Company has paid management fees for certain administrative services as follows (IN THOUSANDS):

                                                     INCLUDED IN
                                       ---------------------------------------
                                                ADMINISTRATIVE    DISCONTINUED
                                       TOTAL       EXPENSES        OPERATIONS
                                       -----    --------------    ------------

Year ended December 31, 2000            $194         $194
Year ended December 31, 1999            $144         $144
Year ended December 31, 1998            $512         $146             $366

                                      (26)

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(9)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Interim unaudited financial information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                        First   Second    Third   Fourth
                                       Quarter  Quarter  Quarter  Quarter   Year
--------------------------------------------------------------------------------
Year Ended December 31, 2000
    Income from continuing operations   $ 415    $ 325    $ 346   $  316  $1,402
    Income from discontinued operations    --       --       --      177     177
    Net income                            415      325      346      493   1,579
    Income per basic common share:
      Continuing operations             $ .08    $ .07    $ .07   $  .06  $  .28
      Discontinued operations              --       --       --      .04     .04
      Net income per share                .08      .07      .07      .10     .32
    Income per diluted common share:
      Continuing operations             $ .08    $ .07    $ .07   $  .06  $  .28
      Discontinued operations              --       --       --      .04     .04
      Net income per share                .08      .07      .07      .10     .32

Year Ended December 31, 1999
    Income from continuing operations   $ 328    $ 133    $  34   $  324  $  819
    Income from discontinued operations    --       --      165    3,349   3,514
    Net income                            328      133      199    3,673   4,333
    Income per basic common share:
      Continuing operations             $ .07    $ .03    $ .01   $  .07  $  .17
      Discontinued operations              --       --      .03      .67     .71
      Net income per share                .07      .03      .04      .74     .88
    Income per diluted common share:
      Continuing operations             $ .07    $ .03    $ .01   $  .07  $  .17
      Discontinued operations              --       --      .03      .67     .71
      Net income per share                .07      .03      .04      .74     .88

                                      (27)

                                    LBP, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


COLUMN A                                               COLUMN B               COLUMN C              COLUMN D       COLUMN E
--------                                               --------     --------------------------      --------       --------
                                                                              ADDITIONS
                                                                    --------------------------
                                                      Balance At     Charged To     Charged To                    Balance At
                                                       Beginning      Costs and        Other                          End
                                                       Of Period      Expenses       Accounts      Deductions      Of Period
              ----------------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 2000:
      Reserve for liquidation losses -
         disposal of businesses                        $    895                                    $     572(A)     $   323

YEAR ENDED DECEMBER 31, 1999:
      Reserve for liquidation losses -                                 $(3,270)(B)
         disposal of businesses                        $  4,009              156                                    $   895

YEAR ENDED DECEMBER 31, 1998:
      Allowance for doubtful accounts
         receivable, trade                             $    627        $   127(C)                  $     265(D)
                                                                                                         489(E)     $  -
      Reserve for liquidation losses -
         disposal of businesses                           3,853              156                                      4,009


(D) REPRESENTS SETTLEMENT WITH TRUSTEE OF WHITE METAL ROLLING AND STAMPING CORP. AND COSTS THEREOF.

(E) REPRESENTS REDUCTION IN RESERVE FOR LOSSES ON DISPOSAL OF WHITE METAL ROLLING AND STAMPING CORP., AS DESCRIBED IN NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. (F) CHARGED TO DISCONTINUED OPERATION

(G)  REPRESENTS ACCOUNTS WRITTEN-OFF, NET OF RECOVERIES.

(H) ACCOUNTS RECEIVABLE, TO WHICH THIS RESERVE APPLIES, WERE DISPOSED OF IN CONNECTION WITH THE SALE OF ASSETS OF PRIME ACQUISITION CORP.

                                      (28)

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

10.43 First Escrow Agreement, dated June 18, 1998, by and among Seller, Buyer and The Chase Manhattan Bank ("Escrow Agent").

10.44 Second Escrow Agreement, dated June 18, 1998, by and among Seller, Buyer and the Escrow Agent.

10.45 Net Proceeds Escrow Agreement, dated June 18, 1998, by and among Seller, Buyer and the Escrow Agent.

10.46 Parent Guaranty Agreement, dated June 18, 1998, by and between Registrant and Buyer.

10.47 Stock Purchase Agreement, dated December 22, 1998, relating to purchase of 800,000 of Series B 10.5% Cumulative Convertible Preferred Stock of Impac Mortgage Holdings, Inc. (the "Impac Preferred Stock")..

10.48     Articles Supplementary of the Impac Preferred Stock.

10.49 Sale and Transfer Agreement, dated February 20, 2001, between Prime and Impac Funding Corp. relating to the sale of 200,000 shares of the Impac Preferred Stock.

                                      (29)

10.50 Securities Purchase Agreement, dated February 21, 2001, between Prime and HBK Master Fund, L.P. relating to the sale of 400,000 shares of the Impac Preferred Stock.

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

          Exhibits 10.49 and 10.50 are filed herewith.

21.       Subsidiaries

          Exhibit 21 is filed herewith.                       ________________

23.       Consent of Independent Auditors.

          Exhibit 23 is filed herewith.                       ________________

24.       Powers of Attorney.

          Powers of Attorney of persons signing this Report are included as part of this Report.

                                      (30)