Form 10-Q
period 2001-03-31
LBP INC
filed 2001-05-11
CIK 922984

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

       For the transition period from _________________ to _______________
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

                            Yes _XX_         No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,003,890 shares of common stock as of April 30,2001.

                                    LBP, INC.


                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                   (UNAUDITED)




             -------------------------------------------------------



                                                                            Page

PART I -  FINANCIAL INFORMATION

          CONSOLIDATED STATEMENTS OF OPERATIONS                                3

          CONSOLIDATED BALANCE SHEETS                                          4

          CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7-10

          Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS            11-16

          Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                           ABOUT MARKET RISK                                  17

PART II - OTHER INFORMATION
          Not Applicable

SIGNATURES                                                                    18

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                             2001          2000
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


   Investment income                                        $  556        $  915
   General and administrative expenses                         314           286
                                                            ------        ------
       Income before income taxes                              242           629
   Provision for income taxes                                   82           214
                                                            ------        ------

           NET INCOME                                       $  160           415
                                                            ======        ======

Net income per common share:
   Basic                                                    $  .03        $  .08
                                                            ======        ======
   Diluted                                                  $  .03        $  .08
                                                            ======        ======
--------------------------------------------------------------------------------
Weighted average common shares outstanding:
   Basic                                                     4,998         4,937
   Diluted                                                   4,999         4,950

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     March 31,     December 31,
                                                       2001            2000
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

ASSETS
CURRENT ASSETS
   Cash and equivalents                                $ 24,411       $  8,776
   Investments in securities (Note 2)                     5,158         20,157
   Prepaid expenses and other current assets                239            629
                                                       --------       --------

       TOTAL ASSETS                                    $ 29,808       $ 29,562
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, accrued expenses and
     other current liabilities                         $    151       $    159
   Discontinued operations  (Note 4)                        592            524
                                                       --------       --------
       TOTAL CURRENT LIABILITIES                            743            683
                                                       --------       --------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
   Common stock par value $.01 per share:
     authorized 20,000,000 shares; issued
     5,092,890 shares at March 31, 2001 and
     5,085,390 shares at December 31, 2000                   51             51
   Paid in capital                                       20,893         20,867
   Retained earnings                                      8,385          8,225
                                                       --------       --------
                                                         29,329         29,143
   Treasury stock at cost -- 89,000 shares                 (264)          (264)
                                                       --------       --------
       TOTAL STOCKHOLDERS' EQUITY                        29,065         28,879
                                                       --------       --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 29,808       $ 29,562
                                                       ========       ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2001          2000
--------------------------------------------------------------------------------

(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $    160      $   415
  Adjustments to reconcile net income to
    cash flows from operating activities:
      (Gain) on sale of investment in
        trading securities                                                 (222)
      Changes in prepaid expenses and other
        current assets                                         389          248
      Changes in accounts payable, accrued
        expenses and other current liabilities                  (8)         128
                                                          --------      -------

        NET CASH FLOWS PROVIDED BY
          OPERATING ACTIVITIES                                 541          569
                                                          --------      -------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Change in unliquidated net liabilities and assets           68         (353)
                                                          --------      -------
        NET CASH FLOWS PROVIDED BY (USED FOR)
          DISCONTINUED OPERATIONS                               68         (353)
                                                          --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                          15,000          590
                                                          --------      -------
        NET CASH FLOWS PROVIDED BY
          INVESTING ACTIVITIES                              15,000          590
                                                          --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of employee stock options                            26           --
                                                          --------      -------
        NET CASH FLOWS PROVIDED BY
          FINANCING ACTIVITIES                                  26           --
                                                          --------      -------

        Net increase in cash                                15,635          806

Cash and equivalents at beginning of period                  8,776        7,326
                                                          --------      -------
Cash and equivalents at end of period                     $ 24,411      $ 8,132
                                                          ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
        Income taxes                                      $     94      $    --


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                         Total
                                                                         Stock-
                               Common   Treasury    Paid-in   Retained  holders'
                                Stock     Stock     Capital   Earnings   Equity
--------------------------------------------------------------------------------

(IN THOUSANDS)

BALANCE - DECEMBER 31, 2000     $  51     $(264)    $20,867    $8,225    $28,879
Net income for three months
  ended March 31, 2001                                            160        160
Exercise of employee stock
  options 7,500 shares                                   26                   26
                                -----     -----     -------    ------    -------

BALANCE - MARCH 31, 2001        $  51     $(264)    $20,893    $8,385    $29,065
                                =====     =====     =======    ======    =======


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

     As an investment company, the Company would be required, among other things, to restructure its operations, capital structure, management and Board of Directors, and the Company's ability to acquire an operating business would be severely restricted. On November 16, 2000, the Company's Board of Directors determined that it would not be in the best interest of the Company's stockholders for the Company to register as an investment company pursuant to the '40 Act. Therefore, the Board of Directors adopted a plan of liquidation and dissolution, subject to approval of the stockholders of the Company at the Company's annual stockholder' meeting to be held on May 16, 2001.

     If a plan of liquidation and dissolution is adopted by stockholders, financial statements for subsequent periods will be revised to adopt the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable.

(2)  INVESTMENT IN SECURITIES

     On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares were originally convertible into Common Stock of Impac (symbol "IMH") at $4.95 per share, or an aggregate of 4,040,000 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earning levels were not attained by Impac through June 30, 1999. Subsequently, the conversion rate was adjusted to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of IMH, representing approximately 15 percent of IMH common stock. In addition, Prime received as a dividend each quarter, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company recorded this investment at cost of $20,157,000.

     On February 21, 2001, the Company sold an aggregate of $15 million of its $20 million investment in the Preferred Stock for its cost of $15 million plus accrued interest through the date of sale. The Company obtained a fairness opinion in connection with the sale. On April 27, 2001, the Company's remaining $5 million investment was sold for $5.25 million, plus accrued interest through the date of sale.

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2000 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. Certain prior year balances have been reclassified to conform with current presentation.

     In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the three month periods ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

PRIME ACQUISITION CORP.

     On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million for the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash and investments of approximately $28 million.

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

5.   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Net income per diluted common share reflects the dilution of the weighted average common shares by the assumed issuance of common stock pertaining to stock options. The numerator, which is equal to net income, is constant for both the basic and diluted earnings per share calculations. Weighted average common shares outstanding- diluted is calculated as follows (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2001     2000
                                                                -----    -----


--------------------------------------------------------------------------------
Weighted average common shares outstanding - basic              4,998    4,937
Assumed issuance of common stock pertaining to stock options        1       13
                                                                -----    -----
Weighted average common shares outstanding - diluted            4,999    4,950
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

     If a plan of liquidation and dissolution is approved by the stockholders, financial statements for subsequent periods will be revised to adopt the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable.


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

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     The Company continues to incur expenses associated with the management of its assets, its financial reporting obligations, and other administrative functions. In addition, costs may periodically be incurred in connection with other professional services. For the quarter ended March 31, 2001, general and administrative expenses included approximately $110,000 of expenses relating to the liquidation of the Company as well as $85,000 relating to a Shareholder action that was subsequently dropped. For the quarter ended March 31, 2000, general and administrative expenses included approximately $60,000 in connection with an application made to the Securities and Exchange Commission as described above as well as approximately $60,000 incurred in conducting due diligence relating to a possible acquisition. The acquisition target subsequently accepted a higher offer.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends some of the provisions of SFAS No. 133. The Company has adopted the provisions of SFAS No. 133 and SFAS No. 138 effective January 1, 2001. The adoption of these statements did not have any impact on the earnings or financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDATION ANALYSIS AND ESTIMATES

     Management of the Company has estimated, as of March 31, 2001, the following potentially realizable values, or ranges of realizable values, for its assets, estimated liabilities, and estimated costs of liquidation. The column titled "Low" assumes a combination of low recovery on assets and high incurrence and payment of liabilities and costs; and the column titled "High" assumes a combination of high recovery on assets and low incurrence and payment of liabilities and costs. There can be no assurance, however, that the Company will be able to dispose of any of the assets below for or within the indicated values or ranges, or at all.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


                                                          POTENTIAL REALIZABLE
                                                            NET ASSET VALUE
                                                        ------------------------
                                                        LOW                HIGH
                                                        --------          ------
                                                         (IN THOUSANDS EXCEPT
                                                          PER SHARE AMOUNTS)
(i)    ESTIMATED VALUE OF ASSETS
            Cash and cash equivalents                     24,411          24,411
            IMH preferred stock(a)                         5,250           5,250
            Other                                            132             132
                                                         -------          ------
                  Total assets                            29,793          29,793
                                                         -------          ------

(ii)   ESTIMATED LIABILITIES
            Accounts payable and accrued expenses            151             151
            Other liabilities                                600             100
                                                         -------          ------
                  Total liabilities                          751             251
                                                         -------          ------

       ESTIMATED NET ASSETS                               29,042          29,542
                                                         -------          ------

(iii)  ESTIMATED FUTURE CASH RECEIPTS (b)
            Interest and dividends (c)                       650           1,050
            Tax refunds                                      300             200
                                                         -------          ------
                  Total future cash receipts                 950           1,250
                                                         -------          ------

(iv)   ESTIMATED FUTURE OPERATING COSTS (b)
            Shared services fees                             250             150
            Professional fees                                450             250
            Taxes                                              0             150
            Stockholder communications                       150             100
            Insurance                                        150             100
            Other administrative costs                       450             250
                                                         -------          ------
                  Total future operating expenses          1,450           1,000
                                                         -------          ------

ESTIMATED FUTURE CASH RECEIPTS LESS
     OPERATING COSTS                                        (500)            250
                                                         -------          ------

ESTIMATED NET PROCEEDS AVAILABLE FOR
     DISTRIBUTION TO STOCKHOLDERS, BEFORE
     CONTINGENCY RESERVE                                 $28,542          29,792
                                                         =======          ======

                    PER SHARE (d)                          $5.70           $5.95
                                                           =====           =====

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


(a) On April 27, 2001, the Company sold the remaining $5 million of IMH preferred stock for $5.25 million, plus accrued interest through the date of sale.

(b) The estimate of interest income and operating costs during liquidation (which includes all costs presently known or expected by the Company) is based upon the Company's assumption that it may require approximately three years from the date that the stockholders approve the Plan to liquidate the Company. Furthermore, the Company has included an estimate of administrative costs to dissolve the Company and, if necessary, transfer the remaining assets and liabilities into a liquidating trust.

     The Company's administrative services are provided pursuant to the Shared Services Agreement. One of the Company's four Board members is also Chief Executive Officer of the Company. Compensation for these individuals will be approved by the Board and will be reasonable and customary with the level of responsibility.

(c) The interest income estimates assume 10.5% on the $5,000,000 of IMH preferred stock until the anticipated closing date of April 27, 2001, and ranges of 4.0% to 5.0% of return applied to cash reserved for liquidation expense. The amount of interest income reflected in the "LOW" and "HIGH" potential realizable net asset values is also a function of the amount and timing of distributions in the liquidation.

(d)  Based on 5,003,890 shares outstanding.

     The method used by the Board of Directors and Management in estimating the values and value ranges of the Company's assets are inexact and may not approximate values actually realized. The Board of Directors' assessment assumes that the estimate of the Company's liabilities and operating costs are accurate, but those estimates are subject to numerous uncertainties beyond the Company's control and also do not reflect any contingent liabilities that may materialize. For all these reasons, there can be no assurance that the actual net proceeds distributed to stockholders in liquidation will not be significantly less that the estimated amount shown. Moreover, no assurance can be given that any amounts to be received by the Company's stockholders in liquidation will equal or exceed the price or prices at which the common stock has recently traded or may trade in the future.

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

     In addition, Prime received as a dividend each quarter, the higher of 10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company recorded this investment at its cost of $20,157,000.

     On February 21, 2001, the Company sold an aggregate of $15 million of its investment in the Preferred Stock for its cost of $15 million plus accrued interest through the date of sale. On April 27, 2001, the Company's remaining $5 million investment, was sold for $5.25 million plus accrued interest.

FEDERAL INCOME TAXES

     As a result of changes in the ownership of the Company's Common Stock, the Company was a Personal Holding Company for Federal income tax purposes in 2000. As a result, in order to avoid double taxation on the Company, on November 16, 2000, the Board of Directors declared a special dividend of $.18 per share, payable on December 12, 2000, to stockholders of record at the close of business on November 27, 2000.

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

     The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include certain contingent indemnification obligations and contingencies as described in Note 4 of Notes to Consolidated Financial Statements, interest rates, the value of the Company's net assets, anticipated liquidation costs, and the liquidation value of the Common Stock. These factors also include general economic conditions.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily as a result of its investing activities. At March 31, 2001, the Company had $24.4 million of temporary investments in a U.S. Treasury Money Market Account. Assuming a decrease of 100 basis points in the interest rate for this type of investment, future cash flows would be affected by approximately $.2 million per annum. However, if the liquidation is approved by the stockholders and the funds are distributed to the stockholders, changes in interest rates will no longer have a significant impact on future cash flow.

     If the actual change in interest rates is substantially different than 100 basis points, the net impact of interest rate risk on the Company's cash flow may be materially different than that disclosed above.

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

May 10, 2001