Form 10-Q
period 2001-06-30
LBP INC
filed 2001-08-14
CIK 922984

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2001

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

                                 Yes   XX    No
                                     ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,003,890 shares of common stock as of August 3, 2001.

                                    LBP, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001
                                   (UNAUDITED)

-------------------------------------------------------------------------------

                                                                           PAGE

PART I - FINANCIAL STATEMENT INFORMATION

         Consolidated Statement of Net Assets in Liquidation
                  as of June 30, 2001
                  (Liquidation Basis)                                         3

         Consolidated Statement of Changes in Net Assets in Liquidation
                  Period May 16, 2001 to June 30, 2001
                  (Liquidation Basis)                                         4

         Consolidated Statement of Operations
                  Period January 1, 2001 to May 15, 2001
                  (Going Concern Basis)                                       5

         Consolidated Balance Sheet
                  as of December 31, 2000
                  (Going Concern Basis)                                       6

         Consolidated Statement of Stockholders' Equity
                  Period January 1, 2001 to May 15, 2001
                  (Going Concern Basis)                                       7

         Consolidated Statement of Cash Flows
                  Period January 1, 2001 to May 15, 2001
                  (Going Concern Basis)                                       8
         Notes to Financial Statements                                     9-12

         Item 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS            13-16
PART II - OTHER INFORMATION
         Not Applicable

SIGNATURES                                                                   17

                                    LBP, INC.
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               AS OF JUNE 30, 2001
                               (LIQUIDATION BASIS)

                                   (UNAUDITED)

     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ASSETS

Cash and cash equivalents                                                $29,642
Prepaid expenses and other current assets                                    558
                                                                         -------

                                                                          30,200
                                                                         -------
LIABILITIES

Accrued expenses and other liabilities
  including liquidation costs                                              1,366
                                                                         -------

                                                                           1,366
                                                                         -------
Net assets in liquidation (note 1)                                       $28,834
                                                                         =======

Number of common shares outstanding                                        5,004
                                                                         =======

Net assets in liquidation per share                                      $  5.76
                                                                         =======






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                  FOR THE PERIOD MAY 16, 2001 TO JUNE 30, 2001
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

     (IN THOUSANDS)



Shareholders' equity at May 15, 2001 (going concern basis)                  $ 29,184

Adjustments to reflect change to liquidation basis of accounting (note 1)       (443)
                                                                            --------

Net assets in liquidation at May 15, 2001                                     28,741

Interest and dividend income                                                     140

Provision for income tax                                                         (47)
                                                                            --------

    NET ASSETS IN LIQUIDATION AT JUNE 30, 2001                              $ 28,834
                                                                            ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)


                                                                                  January 1  Six Months    April 1 to  Three Months
                                                                                  to May 15     Ended        May 15,     Ended
                                                                                     2001   June 30, 2000     2001   June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Investment income                                                                 $  827       $1,565       $  271       $  650
General and administrative expenses                                                  404          443           90          157
                                                                                  ------       ------       ------       -----
  Income before income taxes                                                         423        1,122          181          493
Provision for income taxes                                                           144          382           62          168
                                                                                  ------       ------       ------       ------
   NET INCOME                                                                     $  279       $  740       $  119       $  325
                                                                                  ======       ======       ======       ======
Net income per common share:
   Basic                                                                          $  .06       $  .15       $  .02       $  .07
                                                                                  ======       ======       ======       ======
   Diluted                                                                        $  .06       $  .15       $  .02       $  .07
                                                                                  ======       ======       ======       ======
Weighted average common shares outstanding:
   Basic                                                                           5,001        4,937        5,004       4,937
   Diluted                                                                         5,002        4,949        5,004       4,949




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEET
                              (GOING CONCERN BASIS)


                                                                      December 31,
                                                                           2000
-----------------------------------------------------------------------------------
     (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

ASSETS
CURRENT ASSETS
     Cash and equivalents                                                  $  8,776
     Investments in securities                                               20,157
     Prepaid expenses and other current assets                                  629
       TOTAL ASSETS                                                         -------
                                                                           $ 29,562
                                                                           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable, accrued expenses and other current liabilities        $    159
   Discontinued operations                                                      524
                                                                           --------
       TOTAL CURRENT LIABILITIES                                                683
                                                                           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock par value $.01 per share: authorized 20,000,000 shares;
     issued 5,085,390 shares                                                     51
   Paid in capital                                                           20,867
   Retained earnings                                                          8,225
                                                                           --------
                                                                             29,143
   Treasury stock at cost -- 89,000 shares                                    (264)
                                                                           --------
     TOTAL STOCKHOLDERS' EQUITY                                              28,879
                                                                           --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 29,562
                                                                           ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)




                                                                                                         Total
                                                          Common    Treasury    Paid-in      Retained    Stockholders
                                                           Stock      Stock     Capital      Earnings    Equity
----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
BALANCE - DECEMBER 31, 2000                                 $  51     $(264)    $ 20,867   $  8,225        $ 28,879
Net income for period ended May 15, 2001                                                        279             279
Exercise of employee stock options
  7,500 shares                                                                                   26              26
                                                            -----     -----     --------   --------        --------
BALANCE - MAY 15, 2001                                      $  51     $(264)    $ 20,893   $  8,504        $ 29,184
                                                            =====     =====     ========   ========        ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)


                                                                                       January 1 to   Six Months
                                                                                         May 15,    Ended June 30,
                                                                                          2001           2000
-------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $    279    $    740
   Adjustments to reconcile net income to cash flows
    from operating activities:
       (Gain) on sale of investment in trading securities                                    (93)       (222)
       Changes in prepaid expenses and other current assets                                  442         257
       Changes in accounts payable, accrued expenses and other current liabilities          (114)        412
                                                                                        --------    --------
         NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                     514       1,187
                                                                                        --------    --------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
       Change in unliquidated net liabilities and assets                                      68        (362)
                                                                                        --------    --------
         NET CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS                                   68        (362)
                                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                                                        20,250         590
                                                                                        --------    -------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                           20,250         590
                                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of employee stock options                                                         26        --
                                                                                        --------    --------
         NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                      26        --
                                                                                        --------    --------
         Net increase in cash and equivalents                                             20,858       1,415

Cash and equivalents at beginning of period                                                8,776       7,326
                                                                                        --------    --------
Cash and equivalents at end of period                                                   $ 29,634    $  8,741
                                                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid during the period for:
       Income taxes                                                                     $     94    $    --








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) PLAN OF LIQUIDATION

     Subsequent to the June 1998 sale of the assets and business of Prime Acquisition Corp. ("Prime"), the Company's wholly-owned subsidiary, the Company made certain investments in securities intended to be short-term, in order to enhance stockholder value while efforts to acquire an operating company continued. The Company did not register as an investment company, initially relying on (and in compliance with) the exemption provided by Rule 3(a)(2), promulgated under the Investment Company Act of 1940, as amended (the "40 Act").

     In March 2000, the Company filed an application with the Securities and Exchange Commission ("SEC") for an order pursuant to Section 3(b)(2) of the `40 Act, declaring that the Company is not an investment company. Alternatively, the Company requested a Section 6(c) exemption from all provisions of the `40 Act. The application was revised in May, June and July 2000. Thereafter, the SEC advised the Company that neither a Section 3(b)(2) order nor a Section 6(c) exemption could be granted under the then-current facts and circumstances of the Company's application. The Company continued through November 9, 2000 to discuss with the SEC the manner in which to respond to the SEC's concerns, but was unable to obtain a 3(b)(2) order or a 6(c) exemption.

     As an investment company, the Company would be required, among other things, to restructure its operations, capital structure, management and Board of Directors, and the Company's ability to acquire an operating business would be severely restricted. On November 16, 2000, the Company's Board of Directors determined that it would not be in the best interest of the Company's stockholders for the Company to register as an investment company pursuant to the `40 Act. Therefore, on January 11, 2001 the Board of Directors adopted the Company's Plan of Complete Liquidation, Dissolution and Termination of Existence, (the "Plan"), which was approved by the stockholders of the Company at the Company's annual stockholder' meeting on May 16, 2001. On June 29, 2001, the Company filed a Certificate of Dissolution in the Office of the Secretary of State of the State of Delaware.


     The Company has liquidated all its non-cash assets. Pursuant to the Plan, after payment of all claims, obligations and expenses owing to the Company's creditors, cash distributions of cash on hand will be made to holders of the Company's Common Stock on a pro rata basis. If deemed necessary, appropriate or desirable by the Board of Directors, distributions will be made to one or more liquidating trusts established for the benefit of stockholders, subject to claims of creditors. The Company has no present plans to use a liquidating trust or trusts, but the Board of Directors believes the flexibility provided by the Plan with respect to the liquidating trusts to be advisable.

     On May 16, 2001, the Board of Directors determined that an interim liquidation distribution in the amount of approximately $27,500,000, equivalent to $5.50 per share (the "Interim Distribution") would be made to stockholders subject to approval of the Court of Chancery of the State of Delaware. On July 2, 2001, the Company petitioned the Delaware Court of Chancery seeking an order authorizing the Interim Distribution. A preliminary hearing was held on July 23, 2001. On August 3, 2001, the Company mailed and published Notices of Dissolution in accordance with the requirements of Section 280 of the Delaware General Corporation Law. Any person asserting a claim against the Company is required to present such claim on or before September 24, 2001.

     As required by the Chancery Court, subsequent to September 24, 2001, the Company will request a hearing on its petition authorizing the Interim Distribution. At this time, the Company cannot predict whether, or to what extent, the Chancery Court will authorize the Interim Distribution.

                                   LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     As a result of the approval of the Plan by stockholders, the Company has adopted the liquidation basis of accounting for all periods subsequent to May 15, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and estimated costs of liquidating the Company are provided, to the extent that they are reasonably determinable. Anticipated investment income on the Company's cash and cash equivalents is not accrued.

     The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the provisions of the Plan. The actual amount of any liquidating distributions will depend upon a variety of factors not presently determinable. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the realizable values of assets, estimated liabilities and estimated costs of liquidation. Future investment income on cash and cash equivalents has not been accrued. Estimates of the costs of liquidation have been prepared based upon the assumption that the Company's Common Stock continues to trade on the OTC Bulletin Board until the liquidation is complete. Accordingly, costs to comply with the reporting requirements of the Securities Exchange Act of 1934, registrar and transfer agent fees, and audit fees have been provided. Should the Board of Directors determine to cease trading of the Company's Common Stock before the liquidation is complete, actual costs could be significantly less than the estimated costs which have been provided.

     The Consolidated Financial Statements presented herein for periods prior to the adoption of liquidation accounting on May 16, 2001 have been prepared by the Company in accordance with the accounting policies described in its December 31, 2000 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

(3) INVESTMENT IN SECURITIES

         On December 22, 1998, the Company's wholly-owned subsidiary, Prime, acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares were originally convertible into Common Stock of Impac (symbol"IMH") at $4.95 per share, or an aggregate of 4,040,000 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earning levels were not attained by Impac through June 30, 1999. Subsequently, the conversion rate was adjusted to $4.72 per share, or an aggregate of 4,237,288 shares of common stock of IMH, representing approximately 15 percent of IMH common stock. In addition, Prime received as a dividend each quarter, the higher of 10.5 percent per annum or the dividend paid to common

                                   LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stockholders  calculated  on the shares of common stock into which the preferred
stock  is  convertible.   The  Company  recorded  this  investment  at  cost  of
$20,157,000.

     Between February 21 and April 30, 2001, the Company sold its investment in the Preferred Stock of Impac for $20.25 million, plus accrued interest through the date of sale. The Company obtained a fairness opinion in connection with the sale.

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

     Prime agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. During the escrow period, no claims were asserted by the buyer, and on June 20, 2000 the entire escrow fund was released to Prime.

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

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On June 18, 1998, effective as of May 31, 1998, Prime Acquisition Corp. ("Prime"), the Company's wholly-owned subsidiary sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash and investments of approximately $28 million.

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

     As an investment company, the Company would be required to restructure its operations, management and Board of Directors. On November 16, 2000, the Company's Board of Directors determined that it is not in the best interest of the Company's stockholders for the Company to register as an investment company pursuant to the `40 Act. On January 11, 2001, the Board of Directors adopted a Plan of Complete Liquidation, Dissolution and Termination of Existence (the "Plan"), which was approved by stockholders at the annual meeting of stockholders on May 16, 2001.

     As a result of the approval of the Plan the Company has adopted the liquidation basis of accounting for all periods subsequent to May 15, 2001 which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable. Anticipated investment income on the Company's cash and cash equivalents is not accrued.

RESULTS OF OPERATIONS

     Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The Company's income consists primarily of investment income on its cash and cash equivalents.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     For the period ended May 15, 2001, general and administrative expenses included approximately $131,000 of expenses relating to the liquidation of the Company as well as $85,000 relating to a Shareholder action that was subsequently terminated without liability to the Company or its directors. For the six months ended June 30, 2000, general and administrative expenses included approximately $79,000 in connection with an application made to the Securities and Exchange Commission as described above as well as approximately $73,000 incurred in conducting due diligence relating to a possible acquisition. The acquisition target subsequently accepted a higher offer.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had net assets in liquidation of $28.8 million, consisting primarily of cash and cash equivalents of $29.6 million, less accounts payable and a provision for the anticipated costs of liquidation. The amount of cash distributions to stockholders will be dependent on the implementation of the Plan, including the timing of distributions to stockholders, interest rates earned on cash and cash equivalents, when the Company ceases trading in its common stock, and the extent of future claims against the Company, if any.

     Pursuant to the Plan, subject to the payment or provision for payment of all claims, obligations and expenses owing to the Company's creditors, cash distributions of the available cash will be made to holders of the Company's Common Stock on a pro rata basis. The actual amount of any liquidating distributions will depend upon a variety of factors not presently determinable. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the realizable values of assets, estimated liabilities and estimated costs of liquidation. Estimates of the costs of liquidation have been prepared based upon the assumption that the Company's Common Stock continues to trade on the OTC Bulletin Board until the liquidation is complete. Accordingly, costs to comply with the reporting requirements of the Securities Exchange Act of 1934, registrar and transfer agent fees and audit fees have been provided. Should the Board of Directors determine to cease trading of the Company's Common Stock before the liquidation is complete, actual costs could be substantially less than the adjusted costs which have been provided.

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

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONTINGENT LIABILITIES

     In connection with the June 1998 sale of Prime's assets, Prime agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. During the escrow period, no claims were asserted by the buyer, and on June 20, 2000 the entire escrow fund was released to Prime.

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

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This report contains certain statements, including the Company's long-term plans, which could be construed to be forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's current views, at the time such statements were made, with respect to future events, financial performance and funds which may be available for distribution to stockholders. Forward-looking statements are not guarantees of future performance; they are subject to risks and uncertainties. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

     The Company has  identified  certain risk factors  which could cause actual plans and results to differ substantially from those included in the forward-looking statements. These factors include certain contingent indemnification obligations and contingencies as described in Note 4 of Notes to Consolidated Financial Statements, the realizable value of the Company's net assets, anticipated liquidation costs, the timing and amount of liquidating distributions, and interest rates on cash and cash equivalents.

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

August 14, 2001