Form 10-Q
period 2001-09-30
LBP INC
filed 2001-11-13
CIK 922984

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2001

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

                               Yes _XX_   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,002,890 shares of common stock as of November 3, 2001.

                                    LBP, INC.

                    INDEX TO FINANCIAL STATEMENTS FILED WITH
                   QUARTERLY REPORT OF REGISTRANT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

            --------------------------------------------------------

                                                                            Page
                                                                            ----


PART I - FINANCIAL STATEMENT INFORMATION

         Consolidated Statement of Net Assets in Liquidation
                  as of September 30, 2001
                  (Liquidation Basis)                                          3

         Consolidated Statement of Changes in Net Assets in Liquidation
                  Period May 16, 2001 to September 30, 2001
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

                                    LBP, INC.
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                            AS OF SEPTEMBER 30, 2001
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ASSETS

Cash and cash equivalents                                                $29,761
Prepaid expenses and other current assets                                    500
                                                                         -------
                                                                          30,261
                                                                         -------

LIABILITIES

Accrued expenses and other liabilities
  including liquidation costs                                              1,262
                                                                         -------
                                                                           1,262
                                                                         -------

Net assets in liquidation (note 1)                                       $28,999
                                                                         =======

Number of common shares outstanding                                        5,003
                                                                         =======

Net assets in liquidation per share                                      $  5.80
                                                                         =======


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                FOR THE PERIOD MAY 16, 2001 TO SEPTEMBER 30, 2001
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)


(IN THOUSANDS)


Shareholders' equity at May 15, 2001 (going concern basis)             $ 29,184

Adjustments to reflect change to liquidation basis
  of accounting (note 1)                                                   (443)
                                                                       --------

Net assets in liquidation at May 15, 2001                                28,741

Interest and dividend income                                                391

Provision for income tax                                                   (133)
                                                                       --------

NET ASSETS IN LIQUIDATION AT SEPTEMBER 30, 2001                        $ 28,999
                                                                       ========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                             Year 2000
                                                    ---------------------------
                                                     Nine Months   Three Months
                                         January 1     Ended          Ended
                                         To May 15  September 30,  September 30,
                                            2001        2000           2000
                                         ---------  -------------  -------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Investment income                        $  827      $2,231         $  666
  General and administrative expenses         404         585            142
                                           ------      ------         ------
     Income before income taxes               423       1,646            524
   Provision for income taxes                 144         560            178
                                           ------      ------         ------


           NET INCOME                      $  279      $1,086         $  346
                                           ======      ======         ======

Net income per common share:
  Basic                                    $  .06      $  .22         $  .07
                                           ======      ======         ======
  Diluted                                  $  .06      $  .22         $  .07
                                           ======      ======         ======

Weighted average common shares outstanding:
  Basic                                     5,001       4,937          4,937
  Diluted                                   5,002       4,949          4,949


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEET
                              (GOING CONCERN BASIS)


                                                                    December 31,
                                                                        2000
                                                                    ------------

(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

ASSETS
CURRENT ASSETS
  Cash and equivalents                                                $  8,776
  Investments in securities                                             20,157
  Prepaid expenses and other current assets                                629
                                                                      --------

      TOTAL ASSETS                                                    $ 29,562
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
                                                                      ========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                          Total
                                                                         Stock-
                                    Common  Treasury  Paid-in  Retained  holders
                                    Stock    Stock    Capital  Earnings   Equity
--------------------------------------------------------------------------------
(IN THOUSANDS)

BALANCE - DECEMBER 31, 2000           $ 51   $(264)   $20,867   $8,225   $28,879
Net income for period ended
  May 15, 2001                                                     279       279
Exercise of employee stock options
   7,500 shares                                            26                 26
                                      ----   -----    -------   ------   -------

BALANCE - MAY 15, 2001                $ 51   $(264)   $20,893   $8,504   $29,184
                                      ====   =====    =======   ======   =======


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    LBP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                        January 1    Nine Months
                                                           to          Ended
                                                         May 15,   September 30,
                                                          2001          2000
                                                        --------   -------------

(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $    279      $ 1,086
 Adjustments to reconcile net income to cash flows
  from operating activities:
   (Gain) on sale of investment in trading securities        (93)        (222)
   Changes in prepaid expenses and other current assets      442          234
   Changes in accounts payable, accrued expenses and
    other current liabilities                               (114)         257
                                                        --------      -------

    NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          514        1,355
                                                        --------      -------


CASH FLOWS FROM DISCONTINUED OPERATIONS:
 Change in unliquidated net liabilities and assets            68          (33)
                                                        --------      -------
    NET CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS        68          (33)
                                                        --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of securities                         20,250          590
                                                        --------      -------
    NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES       20,250          590
                                                        --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of employee stock options                           26           --
                                                        --------      -------
    NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           26           --
                                                        --------      -------

    Net increase in cash and equivalents                  20,858        1,912

Cash and equivalents at beginning of period                8,776        7,326
                                                        --------      -------
Cash and equivalents at end of period                   $ 29,634      $ 9,238
                                                        ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 Cash paid (received) during
  the period for:
    Income taxes                                        $     94      $  (331)


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

     The Company has liquidated substantially all its non-cash assets. Pursuant to the Plan, after payment of all claims, obligations and expenses owing to the Company's creditors, cash distributions of cash on hand will be made to holders of the Company's Common Stock on a pro rata basis. If deemed necessary, appropriate or desirable by the Board of Directors, distributions will be made to one or more liquidating trusts established for the benefit of stockholders, subject to claims of creditors. The Company has no present plans to use a liquidating trust or trusts, but the Board of Directors believes the flexibility provided by the Plan with respect to the liquidating trusts to be advisable.

     On May 16, 2001, the Board of Directors determined that an interim liquidation distribution in the amount of approximately $27,500,000, equivalent to $5.50 per share (the "Interim Distribution") would be made to stockholders subject to approval of the Court of Chancery of the State of Delaware. On July 2, 2001, the Company petitioned the Delaware Court of Chancery seeking an order authorizing the Interim Distribution. A preliminary hearing was held on July 23, 2001. On August 3, 2001, the Company mailed and published Notices of Dissolution in accordance with the requirements of Section 280 of the Delaware General Corporation Law. Any person asserting a claim against the Company was required to present such claim on or before September 24, 2001.

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On October 2, 2001, consistent with an order of the Delaware Chancery Court, the Company announced that it will make its initial liquidating distribution in the amount of $5.10 per share, on or about October 25, 2001 to holders of record of the Company's Common Stock on October 15, 2001. Such dividend is considered a return of capital and is subject to capital gains or loss tax. Future liquidating distributions will be made to holders of the Company's Common Stock as of the October 15, 2001 record date in accordance with Delaware law. At this time, the Company is unable to predict with certainty the amount and timing of such distributions.

     Notices published in compliance with the Delaware liquidation procedures resulted in one contingent claim for a reserve of $4 million relating to an existing indemnification obligation undertaken by the Company in connection with the sale of its business in June 1998. Because the clamant did not assert any loss and because the Company believes that the contingency is extremely remote, the Company will, unless an agreement is reached with the claimant, request the Chancery Court to determine the appropriate amount and duration of the reserve.

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

     The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the provisions of the Plan. The actual amount of any liquidating distributions will depend upon a variety of factors not presently determinable. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the realizable values of assets, estimated liabilities and estimated costs of liquidation. Future investment income on cash and cash equivalents has not been accrued. Estimates of the costs of liquidation have been prepared based upon the assumption that the Company continues to comply with the periodic reporting requirements of the Securities and Exchange Commission. Accordingly, costs to comply with such reporting requirements and audit fees have been provided. However, the Company has filed a no action request with the SEC to allow it to cease reporting. Should the SEC consent to this request, actual costs could be less than the estimated costs which have been provided.

     The Consolidated Financial Statements presented herein for periods prior to the adoption of liquidation accounting on May 16, 2001 have been prepared by the Company in accordance with the accounting policies described in its December 31, 2000 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

     In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the results of operations as of and for the periods presented. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

     On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company, will not result in liability. However, the Company intends to vigorously defend any White Metal claim asserted against it. On October 30, 2000, the chapter 7 trustee filed a Distribution Report with the Bankruptcy Court certifying distribution with respect to all claims filed before October 22, 1994, and on December 18, 2000, the trustee filed a Final Report with the Bankruptcy Court.

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

     On October 23, 2001, Prime was merged with and into the Company with the Company as the surviving corporation.

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     On June 18, 1998, effective as of May 31, 1998, Prime Acquisition Corp. ("Prime"), the Company's wholly- owned subsidiary sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash and investments of approximately $28 million.

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

     As a result of the approval of the Plan, the Company has adopted the liquidation basis of accounting for all periods subsequent to May 15, 2001 which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable. Anticipated investment income on the Company's cash and cash equivalents is not accrued.


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

                                    LBP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     For the period ended May 15, 2001, general and administrative expenses included approximately $131,000 of expenses relating to the liquidation of the Company as well as $85,000 relating to a shareholder action that was subsequently terminated without liability to the Company or its directors. The shareholder action costs were later reimbursed by insurance. For the nine months ended September 30, 2000, general and administrative expenses included approximately $79,000 in connection with an application made to the Securities and Exchange Commission as described above as well as approximately $73,000 incurred in conducting due diligence relating to a possible acquisition. The acquisition target subsequently accepted a higher offer.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had net assets in liquidation of $29.0 million, consisting primarily of cash and cash equivalents of $29.8 million, less accounts payable and a provision for the anticipated costs of liquidation. Approximately $25.5 was distributed to stockholders in October 2001 as the initial liquidating distribution. The amount of future cash distributions to stockholders depends on anticipated liquidation costs, the timing and amount of future liquidating distributions, interest rates on cash and cash equivalents, and the extent of future claims against the Company, if any.

     Pursuant to the Plan, subject to the payment or provision for payment of all contingent claims, obligations and expenses, future cash distributions of the available cash will be made to holders of the Company's Common Stock on a pro rata basis. The actual amount of any future liquidating distributions will depend upon a variety of factors not presently determinable. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the realizable values of assets, estimated liabilities and estimated costs of liquidation. Estimates of the costs of liquidation have been prepared based upon the assumption that the Company continues to comply with the periodic reporting requirements of the Securities and Exchange Commission. Accordingly, costs to comply with such reporting requirements and audit fees have been provided. However, the Company has filed a no action request with the SEC to allow it to cease reporting. Should the SEC consent to this request, actual costs could be less than the estimated costs which have been provided.

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

     On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company, will not result in liability. However, the Company intends to vigorously defend any White Metal claim asserted against it. On October 30, 2000, the chapter 7 trustee filed a Distribution Report with the Bankruptcy Court certifying distributions with respect to all claims filed before October 22, 1994, and on December 18, 2000, the trustee filed a Final Report with the Bankruptcy Court.

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

     The Company has  identified  certain risk factors  which could cause actual plans and results to differ substantially from those included in the forward-looking statements. These factors include certain contingent indemnification obligations and contingencies as described in Note 4 of Notes to Consolidated Financial Statements, anticipated liquidation costs, the timing and amount of future liquidating distributions, and interest rates on cash and cash equivalents.

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






November 12, 2001