Form 10-K405
period 2001-12-31
LBP INC
filed 2002-03-29
CIK 922984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year End                                          Commission File Number
December 31, 2001                                               0-24094
                                    LBP, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                               13-3764357
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

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

Check mark indicates whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

In accordance with Delaware General Corporation Law, since the filing of the Company's Certificate of Dissolution on June 29, 2001, the Company's Common Stock is no longer treated as being outstanding. On October 15, 2001, the Company's stock transfer books were closed, and the Company discontinued recording transfers of shares of its Common Stock.

Documents Incorporated by Reference None.

A copy of this Annual Report on Form 10-K as filed by the Corporation with the Securities and Exchange Commission is available upon request, without charge, by writing to:

TREASURER
LBP, Inc.
200 Mamaroneck Avenue
White Plains, NY 10601

================================================================================

THE COMPANY

      The Company was incorporated under the laws of Delaware on February 16, 1994. The Company's principal executive and administrative offices are located at 200 Mamaroneck Avenue, White Plains, New York 10601; telephone number (914) 421-2545.

      On April 19, 1994, the Board of Directors of Drew Industries Incorporated ("Drew"), the parent company of the Company at that time, approved a plan to transfer the stock of its subsidiary, Leslie-Locke, Inc. ("Leslie- Locke," subsequently known as Prime Acquisition Corp.), to the Company and to distribute the Common Stock of the Company to Drew's stockholders on a one-for-one basis (the "Spin-off"). The transfer of the stock of Leslie- Locke to the Company was effective May 10, 1994, and the Spin-off was effective July 29, 1994. Following the Spin-off, the Company was a stand-alone company, the Common Stock of which was traded on the OTC-Bulletin Board (symbol: LBPI).

      Pursuant to a Shared Services Agreement, following the Spin-off, Drew and the Company share certain administrative functions and employee services, such as management overview and planning, acquisition searches, tax preparation, financial reporting, coordination of the independent audit, stockholder relations, and regulatory matters. Drew is reimbursed by the Company for such services. Effective January 2, 2002, the agreement was renewed on a month-to-month basis until liquidation of the Company is complete. For the fiscal year ended December 31, 2001, the cost of such services to the Company was $94,000. See Item 1. "BUSINESS".

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This report contains certain statements, including the Company's long-term plans, which could be construed to be forward looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's current views, at the time such statements were made, with respect to future events, financial performances and funds which may be available for distribution to stockholders. Forward-looking statements are not guarantees of future performance; they are subject to risks and uncertainties. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward looking statements. These factors include certain contingent indemnification obligations and contingencies as described in Note 3 of Notes to Consolidated Financial Statements, anticipated liquidation costs, the timing and amount of future liquidating distributions, and interest rates on cash and cash equivalents.

REPORTING

      Based on prior "no-action" letters issued by the SEC staff relating to similar factual circumstances, and in reliance on SEC Release No. 34-9660 and advice from the SEC Staff, the Company will no longer file periodic reports with the SEC commencing with the fiscal year beginning January 1, 2002. However, the Company will file reports on Form 8-K to disclose any material events relating to its winding up and liquidation, and, upon completion of the liquidation, the Company will file a final report on Form 8-K and a Form 15 to terminate the Company's registration and reporting obligations.

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

      The Board's decision was motivated by the Company's desire to achieve greater per share value for its stockholders. Although Leslie-Locke's operating management was optimistic about the growth opportunities available to Leslie-Locke, Management of the Company and the Board of Directors believed that the goal of increased per share return to its stockholders was unlikely to be realized in the near future, and that growth opportunities for Leslie-Locke could best be realized by a significantly larger company in a better position than the Company to compete in the changing industry. In connection with its decision concerning Leslie-Locke, the Board of Directors adopted resolutions regarding the Company's intent that, subsequent to the sale of its assets, Leslie- Locke would acquire an operating company and would be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as reasonably possible.

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

      In order for the Company to enhance stockholder value while efforts to acquire a business continued, the Company made certain investments intended to be short-term. In the third quarter of 1998, the Company realized a gain of $463,000 from a short-term securities transaction. In February 2000, the Company realized a loss of $509,000 from the sale of securities purchased in September 1999. In December 1998, the Company utilized $20 million of the funds held in escrow to purchase, and re-deposit in escrow, 800,000 registered shares of 10.5% Cumulative Convertible Preferred Stock of Impac Mortgage Holdings, Inc. ("IMH"), convertible, at $4.72 per common share, into 4,237,288 shares, representing 15%, of the freely-tradeable common stock of IMH. IMH is a publicly-owned specialty finance company, which, together with its subsidiaries and related companies, operates three businesses:

(1) the Long-Term Investment Operations, (2) the Mortgage Operations, and (3) the Warehouse Lending Operations. IMH is organized as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows it to pass through earnings to stockholders without federal income tax at the corporate level. In February and April 2001, the Company sold its investment in IMH preferred stock for a small gain.

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

      As an investment company, the Company would have been required, among other things, to restructure its operations, capital structure, management, and Board of Directors, and the Company's ability to acquire an operating business would have been severely restricted. As a result, the Company's Board of Directors determined that it would not be in the best interests of the Company's stockholders for the Company to register as an investment company pursuant to the '40 Act. On November 17, 2000, the Company issued a press release reporting that the Board of Directors was considering either a plan of liquidation or a plan to take the Company private. On January 11, 2001, the Board of Directors adopted a Plan of Complete Liquidation, Dissolution and Termination of Existence (the "Plan"), subject to stockholder approval to be solicited at the Annual Meeting of Stockholders on May 16, 2001. The Board believed that the Plan represented the most prudent way for the Company to discharge its known liabilities, and to provide for contingent and unknown liabilities, and that distribution to the stockholders of the Company's net assets would return the greatest value to the Company's stockholders as compared to other alternatives. On May 16, 2001, the Company's stockholders overwhelmingly approved the Plan. The Company filed its Certificate of Dissolution with the Delaware Secretary of State on June 29, 2001 (the "Dissolution Date").

      Based on prior "no-action" letters issued by the SEC Staff relating to substantially similar factual circumstances, the Company has been advised that it is not required to register under the '40 Act or file periodic financial reports on forms mandated by the '40 Act during the period of liquidation, so long as it engages in transactions which are merely incidental to its dissolution.

      In February and April 2001, the Company sold its $20 million investment in IMH preferred stock. From the acquisition of the Impac preferred stock in December 1998 until its sale in 2001, the Company received an aggregate of $4.3 million in quarterly cash dividends, and realized a small gain on the sale.

      Pursuant to the Plan, the Company has liquidated all of its non-cash assets. After payment of all claims, obligations and expenses owing to the Company's creditors, cash distributions of the proceeds from the sale of the Company's non-cash assets and cash on hand will be made to holders of the Company's Common Stock on a pro rata basis. If deemed necessary, appropriate or desirable by the Board of Directors, distributions could be made to one or more liquidating trusts established for the benefit of stockholders, subject to claims of creditors.

      On July 2, 2001, the Company filed with the Delaware Court of Chancery a Petition for Determination Pursuant to Section 280(c)(3) of the Delaware General Corporation Law to determine the amount of the interim liquidation distribution that the Company could make to its stockholders. Commencing July 25, 2001, the Company complied with the dissolution procedures set forth in Section 280 of the Delaware General Corporation Law, including mailing and publishing notices of dissolution and permitting the notice response period to expire. LL Building Products, Inc. filed a contingent claim seeking a reserve of $4,000,000 for indemnification of potential third party claims pursuant to the environmental indemnification given in connection with the asset sale. The indemnification relates to properties occupied by Leslie-Locke several years prior to the sale. No claims have been asserted by third parties, and no claims have been asserted by LL Building Products, Inc. for indemnification; no such claims have been threatened, and none are anticipated by the Company.

      On October 1, 2001, the Delaware Court of Chancery issued an Order authorizing the Company to make an interim liquidation distribution of $25.5 million (the "Interim Distribution") and to maintain, subject to further Court Order, $4,000,000 to account for any claims under the environmental indemnification given in connection with the sale of Leslie-Locke. On October 23, 2001, immediately prior to the payment of the Interim Distribution, Prime was merged with and into the Company, with the Company as the surviving corporation.

      Pursuant to the Company's request, at the close of business on October 15, 2001, the Company's stock transfer books were closed, and the Company discontinued recording transfers of shares of its Common Stock. On October 25, 2001, the Company paid the Interim Distribution in the aggregate amount of $25.5 million, representing $5.10 per share, to stockholders of record on October 15, 2001. The Company's remaining assets consist of cash and cash equivalents of approximately $4.3 million. The Company's remaining liabilities consist primarily of legal and accounting fees incurred in connection with dissolution, directors' fees, transfer agent fees, and services fees to Drew. Subsequent to the Interim Distribution, net operating expenses are expected to exceed interest income earned on the remaining cash of $4.3 million.

      Subject to the approval of the Delaware Court of Chancery, the Company anticipates making a distribution to stockholders of the remaining assets (after payment of expenses) as soon as practicable in the amount of approximately $3.8 million, representing approximately $0.76 per share. Pursuant to the Company's request, the NASDAQ delisted and ceased trading in the Company's Common Stock as of the close of business on October 26, 2001. After the Dissolution Date, the Company's existence under Delaware law continues only for the limited purpose of winding up its affairs and discharging or making provision for the discharge of any liabilities. In accordance with the Delaware General Corporation Law, after the Dissolution Date, the Company's Common Stock is no longer treated as being outstanding.

Employees

      The Company has no full-time employees. Pursuant to the Shared Services Agreement, certain employees of Drew had performed administrative functions and employee services such as management overview and planning, tax preparation, financial reporting, coordination of the independent audit, stockholder relations, and regulatory matters. Currently, Drew employees are engaged solely in completing the liquidation of the Company. The Company reimburses Drew for the fair market value of such services. See "THE COMPANY."

Item 2. PROPERTIES

      The Company has no owned or leased properties, and reimburses Drew for use of a portion of Drew's offices.

Item 3. LEGAL PROCEEDINGS

      In fiscal 1990, the operations of White Metal Rolling and Stamping Corp. ("White Metal"), Leslie-Locke's ladder manufacturing subsidiary were discontinued. All manufacturing operations of White Metal ceased as of January 31, 1991 On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. At the time of filing, the liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. White Metal was not included in the sale of Leslie-Locke's assets. On October 30, 2000, the Trustee filed a Distribution Report with the Bankruptcy Court certifying distributions with respect to all claims filed before October 22, 1994, and on December 18, 2000, the Trustee filed a Final Report with the Bankruptcy Court. On December 27, 2001 the Bankruptcy Court issued an Order of Final Decree closing the White Metal chapter 7 case. See Note C of Notes to Consolidated Financial Statements.

      In a limited number of cases, the Company and Prime have been named as defendants in personal injury cases based on allegations of White Metal's negligence in the manufacture of ladders. Neither the Company nor Prime has been held liable in any such case. Because neither the Company nor Prime engaged in the manufacture or marketing of ladders, and because the Company and Prime maintained separate and distinct corporate entities, businesses, manufacturing facilities and operations from White Metal, and did not assume White Metal's liabilities or succeed to its business, the Company and Prime disclaim any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company or Prime, will not result in liability. However, the Company intends to vigorously oppose and defend any White Metal claim asserted against them. On October 23, 2001, Prime was merged with and into the Company. See Item 1. -- "BUSINESS -- Recent Events -- Liquidation of the Company".

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

      On March 14, 2001, the Company and its directors served Plaintiff with a motion to dismiss the Complaint on grounds that Plaintiff failed to state a claim entitling Plaintiff to any relief. On March 22, 2001, Plaintiff voluntarily withdrew the Complaint, terminating the action without any liability of the Company or its directors. The Company's insurer reimbursed the Company for all expenses related to the action.

      See item 1. "BUSINESS -- Recent Events -- Liquidation of the Company" for a description of the Company's Petition for Determination filed with the Delaware Court of Chancery in connection with the Interim Distribution.

      Neither the Company nor Prime is a party to any legal proceedings which, in the opinion of Management, could have a material adverse effect on the Company or its consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Per Share Market Price Information

      At the Company's request, the Company's transfer agent, Mellon Investor Services LLC, closed its stock transfer books and discontinued recording transfers of the Common Stock at the close of business on October 15, 2001. At the Company's request, the NASDAQ delisted and ceased trading of the Company's Common Stock as of the close of business on October 26, 2001. "Due bills" (symbol: LBPIZ), representing the final liquidating distribution of approximately $3.8 million, or approximately $0.76 per share, are outstanding for the benefit of stockholders of record on October 15, 2001. The Company does not maintain records with respect to transfers or transferees of the due bills.

      The table below sets forth, for the periods indicated, the range of high and low closing prices per share for the Common Stock as reported by the National Association of Securities Dealers. The prices set forth below represent quotations between dealers, without adjustment for retail mark up, mark down or commissions, and do not necessarily represent actual transactions.

               Calendar 2001                                     High        Low
                                                                -----      -----
Quarter ended March 31                                           5.18       3.62
Quarter ended June 30                                            5.55       5.40
Quarter ended September 30                                       5.55       5.41
October 1 - October 26                                           5.75       5.55

               Calendar 2000                                     High        Low
                                                                -----      -----
Quarter ended March 31                                          $3.63      $3.19
Quarter ended June 30                                           $3.44      $3.13
Quarter ended September 30                                      $3.48      $3.25
Quarter ended December 31                                       $3.75      $3.25

Dividend Information

      Except for a dividend of $0.18 per share paid on December 12, 2000 to holders of record of the Common Stock on November 27, 2000, the Company has not paid any cash dividends on its Common Stock.

Liquidating Distribution

      On October 25, 2001, the Company paid the Interim Distribution in the aggregate amount of $25.5 million, representing $5.10 per share, to stockholders of record on October 15, 2001. See Item 1. "BUSINESS -- Liquidation of the Company."

Item 6. SELECTED FINANCIAL DATA

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

      The following selected financial data, which reflects operating and balance sheet information for periods prior to the adoption of liquidation accounting, should be read in conjunction with the consolidated going concern financial statements and related notes thereto included herein (in thousands, except per share amounts):


                                              January 1               Year Ended December 31,
                                              to May 15,   --------------------------------------------
                                                 2001        2000        1999        1998        1997
-------------------------------------------------------------------------------------------------------
Operating Data:
   Income (loss) from continuing
     operations before income taxes            $    423    $  2,093    $  1,337    $    671    $   (663)
   Provision for income taxes                                   144         691         518         295
                                               --------    --------    --------    --------    --------
   Income (loss) from continuing operations         279       1,402         819         376        (663)
   Discontinued operations                                      177       3,514      14,354         942
                                               --------    --------    --------    --------    --------
           Net income                          $    279    $  1,579    $  4,333    $ 14,730    $    279
                                               ========    ========    ========    ========    ========

   Net income (loss) per common share:
    Basic:
      Continuing operations                    $    .06    $    .28    $    .17    $    .08    $   (.14)
      Discontinued operations                                   .04         .71        2.96         .20
                                               --------    --------    --------    --------    --------
           Net income                          $    .06    $    .32    $    .88    $   3.04    $    .06
                                               ========    ========    ========    ========    ========

   Diluted:
         Continuing operations                 $    .06    $    .28    $    .17    $    .08    $   (.14)
         Discontinued operations                                .04         .71        2.93         .20
                                               --------    --------    --------    --------    --------
           Net income                          $    .06    $    .32    $    .88    $   3.01    $    .06
                                               ========    ========    ========    ========    ========

Balance Sheet Data (at end of period):
   Total Assets(a)                                         $ 29,562    $ 29,106    $ 33,117    $ 12,927
   Stockholders' Equity(a)                                 $ 28,879    $ 28,058    $ 23,365    $  8,885

-----------
(a) On June 18, 1998, effective as of May 31, 1998, Prime sold substantially all its net assets and business for approximately $44 million in cash. Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDATION OF THE COMPANY

      On June 18, 1998, effective as of May 31, 1998, Prime Acquisition Corp. ("Prime"), the Company's wholly- owned subsidiary at the time, sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash and investments of approximately $28 million. In connection with its decision concerning the sale of Prime, the Board of Directors adopted resolutions regarding the Company's intent that, subsequent to the sale of its assets, Prime would acquire an operating company and would be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as reasonably possible.

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

      As an investment company, the Company would be required to restructure its operations, management and Board of Directors. On November 16, 2000, the Company's Board of Directors determined that it was not in the best interest of the Company's stockholders for the Company to register as an investment company pursuant to the '40 Act. On January 11, 2001, the Board of Directors adopted a Plan of Complete Liquidation, Dissolution and Termination of Existence (the "Plan"), which was approved by stockholders at the annual meeting of stockholders on May 16, 2001.

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

      Notices published in compliance with the Delaware liquidation procedures resulted in one contingent claim for a reserve of $4 million relating to an existing environmental indemnification obligation undertaken by the Company in connection with the sale of its business on June 18, 1998. Because the claimant did not assert any loss and because the Company believes that the contingency is extremely remote, on or after June 18, 2002 the Company will, unless an agreement is reached with the claimant, request the Chancery Court to determine the appropriate amount and duration of the reserve.

      Pursuant to the Company's request, at the close of business on October 15, 2001, the Company's stock transfer books were closed, and the Company discontinued recording transfers of shares of its Common Stock. Pursuant to the Company's request, the NASDAQ delisted and ceased trading in the Company's Common Stock as of the close of business on October 26, 2001.

      On October 25, 2001, consistent with an order of the Delaware Chancery Court, the Company made its initial liquidating distribution in the amount of $5.10 per share, to holders of record of the Company's Common Stock on October 15, 2001. The order of the Delaware Chancery Court requires the Company to maintain, subject to further court order, $4 million to account for any claims under the environmental indemnification given in connection with the sale of its business in June 1998. The distribution of $5.10 per share is considered a return of capital and is subject to capital gains or loss tax. One or more future liquidating distributions will be made to holders of the Company's Common Stock as of the October 15, 2001 record date in accordance with Delaware law. The Company's remaining assets consist of cash and cash equivalents of approximately $4.3 million. Subject to the approval of the Delaware Court of Chancery, the Company anticipates making a distribution to stockholders of the remaining assets (after payment of expenses) as soon as practicable in the amount of approximately $3.8 million, representing approximately $.76 per share.

      As a result of the approval of the Plan, the Company has adopted the liquidation basis of accounting for all periods subsequent to May 15, 2001 which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable. Anticipated investment income on the Company's cash and cash equivalents is not accrued. At December 31, 2001, the Company had net assets in liquidation of $3.8 million, consisting of cash and cash equivalents of $4.3 million, less accrued expenses and other liabilities including liquidation costs, aggregating approximately $.5 million.

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

      Based on prior "no-action" letters issued by the SEC staff relating to similar factual circumstances, and in reliance on SEC Release No. 34-9660 and advice from the SEC Staff, the Company will not file periodic reports with the SEC commencing with the fiscal year beginning January 1, 2002. However, the Company will file reports on Form 8-K to disclose any material events relating to its winding up and liquidation, and, upon completion of the liquidation, the Company will file a final report on Form 8-K and a Form 15 to terminate the Company's registration and reporting obligations.

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

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company, will not result in liability. However, the Company intends to vigorously defend any White Metal claim asserted against it. On October 30, 2000, the chapter 7 trustee filed a Distribution Report with the Bankruptcy Court certifying distributions with respect to all claims filed before October 22, 1994, and on December 18, 2000, the trustee filed a Final Report with the Bankruptcy Court. On December 27, 2001 the Bankruptcy Court issued an Order of Final Decree closing the White Metal chapter 7 case.

RESULTS OF OPERATIONS (GOING CONCERN BASIS)

      Prime was the sole operating subsidiary of the Company, and the Company and its subsidiaries do not now conduct any operations. The net proceeds of the sale of Prime's assets have been invested in certain common and preferred stocks as well as in liquid U.S. Treasury money market accounts. The Company's income consists primarily of dividend income from these investments.

      On December 22, 1998, Prime acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares were convertible into Common Stock of Impac (symbol "IMH") at $4.72 per share, or an aggregate of 4,237,288 shares, representing approximately 15 percent of IMH common stock. In addition, Prime was entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of
10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company recorded this investment at cost of $20,157,000.

      Between February 21 and April 30, 2001, the Company sold its investment in the Preferred Stock of Impac for $20.25 million, resulting in a small gain, plus accrued interest through the date of sale. From the acquisition of the Impac Preferred Stock in December 1998 until its sale in 2001, the Company received an aggregate of $4.3 million in quarterly cash dividends. The Company obtained a fairness opinion in connection with the sale.

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

      The Company has identified certain risk factors which could cause actual plans and results to differ substantially from those included in the forward-looking statements. These factors include certain contingent indemnification obligations and contingencies as described in Note 3 of Notes to Consolidated Financial Statements, anticipated liquidation costs, the timing and amount of future liquidating distributions, and interest rates on cash and cash equivalents.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following tables set forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2001.

Name                      Position
----                      --------
Leigh J. Abrams           President, Chief Executive Officer and Director of the Company since
  (Age 59)                July 1994.
Edward W. Rose, III       Chairman of the Board of Directors of the Company since July 1994.
  (Age 60)
James F. Gero             Director since July 1994.
  (Age 56)
Marshall B. Payne         Director since July 1994.
  (Age 44)
Fredric M. Zinn           Chief Financial Officer of the Company since July 1994.
  (Age 50)
Harvey J. Kaplan          Secretary and Treasurer of the Company since July 1994.
  (Age 67)

      LEIGH J. ABRAMS, for more than the past five years has also been President, Chief Executive Officer and a Director of Drew. Since April 2001, Mr. Abrams has been a Director of Impac Mortgage Holding, Inc. See Item 1. "BUSINESS."

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

      JAMES F. GERO, since March 1992, has been Chairman and Chief Executive Officer of Sierra Technologies, Inc., a manufacturer of defense systems technologies, and a director of its affiliates. Mr. Gero also serves as a director of Orthofix International, N.V., a publicly-owned international supplier of orthopedic devices for bone fixation and stimulation. Mr. Gero is also a Director of Drew.

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

      FREDRIC M. ZINN, a certified public accountant, for more than the past five years, has also been Chief Financial Officer of Drew, and Executive Vice President of Drew since February 2001.

      HARVEY J. KAPLAN, a certified public accountant, for more than the past five years, has also been Secretary and Treasurer of Drew.

      Continuation in Office

      At the Company's request, the incumbent directors have agreed to serve until liquidation of the Company is completed, which is anticipated to be in 2003. The Company does not intend to call a meeting of stockholders, or solicit proxies, to elect directors.

Item 11. EXECUTIVE COMPENSATION

      Each of the Company's executive officers is an officer of Drew and is compensated by Drew. The Company does not compensate its executive officers, except for incentive compensation paid to the Company's Chief Executive Officer. However, pursuant to the Shared Services Agreement, the Company pays Drew a fee (the "Shared Services Fee") for the services rendered by such persons. The Company paid Drew $94,000 for the services rendered to the Company during the year ended December 31, 2001. See "THE COMPANY."

      Summary Compensation

      The following table sets forth the annual and long-term cash and noncash compensation for each of the last three calendar years, awarded to or earned by Leigh J. Abrams, President and Chief Executive Officer and a director of the
Company:

                           Summary Compensation Table

                                                                                  Long-term
                                      Annual Compensation                        Compensation
                                      -------------------                        ------------
Name and                                                                        Number of Stock
Principal          Calendar                                Other Annual             Options           All Other
Position             Year      Salary      Bonus(1)        Compensation             Awarded         Compensation
--------             ----      ------      --------        ------------             -------         ------------
Leigh J. Abrams      2001           0      $ 9,647                    0                    0                    0
President and        2000           0      $49,214                    0                    0                    0
Chief Executive      1999           0      $95,475                    0                    0                    0
Officer

---------------

(1) Pursuant to an agreement, Leigh J. Abrams, President and Chief Executive Officer of the Company, is entitled to receive an incentive bonus equal to 2 1/2% of the Company's annual income before income taxes and extraordinary items, subject to certain adjustments. The incentive compensation paid to Mr. Abrams for 1999 is net of $20,000, allocated by Mr. Abrams to other Drew employees who rendered services to the Company. The incentive compensation agreement terminated on May 15, 2001 in connection with the adoption of the Plan of Liquidation.

Compensation of Directors

      Edward W. Rose, III, Chairman of the Board of Directors, receives an annual director's fee of $24,000, payable $2,000 per month, plus $1,000 for attendance at each meeting of the Board of Directors and $500 for attendance at each Committee meeting. James F. Gero and Marshall B. Payne each receive an annual director's fee of $9,000, payable $750 per month, plus $500 for attendance at each meeting of the Board of Directors and $500 for attendance at each Committee meeting.

Compensation Committee Interlocks and Insider Participation

      No executive officer of the Company serves on the Compensation Committee, and there are no "interlocks," as defined by the Securities and Exchange Commission.

                     REPORT OF THE COMPENSATION COMMITTEE

Compensation policy

      The Compensation Committee of the Board of Directors (the "Committee") consists of two non-employee directors, Edward W. Rose, III and James F. Gero. The Committee has the responsibility of developing the policies which govern compensation for executive officers, and making recommendations to the Board of Directors regarding compensation of executive officers in accordance with such policies. The Company does not compensate its executive officers, each of whom is an officer of Drew, except for incentive compensation paid to the Company's Chief Executive Officer. However, pursuant to the Shared Services Agreement, the Company pays Drew the Shared Services Fee. See "THE COMPANY;" Item 11. "EXECUTIVE COMPENSATION."

      During 2001, the Company's executive compensation policy was designed to enable the Company to motivate and retain senior management during the Company's liquidation by providing fair and equitable compensation. The compensation policy aligns executive and stockholder interests. The only component of the Company's executive compensation was performance-related incentive compensation, which terminated on May 15, 2001 in connection with adoption of the Plan of Liquidation.

Compensation of the Chief Executive Officer of the Company in 2001

      Pursuant to an agreement, Leigh J. Abrams, President and Chief Executive Officer of the Company, is entitled to receive an incentive bonus equal to 2 1/2% of the Company's annual income, before income taxes and extraordinary items, in excess of $125,000. For 2001, Mr. Abrams received incentive compensation in the amount of $9,647. The incentive compensation agreement with Mr. Abrams terminated on May 15, 2001 in connection with adoption of the Plan of Liquidation.

Stock Options

      No stock options were granted in 2001.

Conclusion

      The Company's Executive compensation had been linked directly to the Company's results.

                                          COMPENSATION COMMITTEE
                                          Edward W. Rose, III
                                          James F. Gero

Indemnification

      The Company's Certificate of Incorporation (the "Certificate") provides for indemnification of directors and officers to the full extent permitted under Delaware Law. Delaware Law provides that a corporation has the power to indemnify a director, officer, employee or agent of the corporation and certain other persons serving at the request of the corporation in related capacities against amounts paid and expenses incurred in connection with an action or proceeding to which he is or is threatened to be made a party by reason of such position, if such person shall have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, provided that no indemnification shall be made with respect to any matter as to which such person shall have been adjudged not to be entitled to indemnification under such law.

      The Certificate also provides for indemnification of directors and officers of the Company against liabilities and expenses in connection with any legal proceedings to which they may be made a party or with which they may become involved or threatened by reason of having been an officer or director of the Company or of any other entity at the request of the Company. The Certificate generally provides that a director or officer of the Company (i) shall be indemnified by the Company for all expenses of such legal proceedings unless he has been adjudicated not to have acted in good faith in the reasonable belief that his action was in or not opposed to the best interest of the Company, and (ii) shall be indemnified by the Company for the expenses, judgments, fines and amounts paid in settlement and compromise of such proceedings. Indemnification will be made to cover costs of settlements and compromises if the Board of Directors determines by a majority vote of a quorum consisting of disinterested directors (or, if such quorum is not obtainable, by a majority of the disinterested directors of the Company), that such settlement or compromise is proper in the circumstances.

      The Certificate permits the payment by the Company of expenses incurred in defending a civil or criminal action in advance of its final disposition, subject to receipt of an undertaking by the indemnified person to repay such payment if it is ultimately determined that such person is not entitled to indemnification under the Certificate. No advance may be made if the Board of Directors determines, by a majority vote of a quorum consisting of disinterested directors (or, if such quorum is not obtainable, by a majority of the disinterested directors of the Company), that such person did not act in good faith in the reasonable belief that his action was in or not opposed to the best interest of the Company.

      The Certificate provides that no director shall be liable to the Company or its stockholders for monetary damages for breach of his fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unauthorized distributions and certain insiders' loans, or (iv) for any transaction from which the director derived an improper personal benefit.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Holders of Voting Securities

      Set forth below is information with respect to each person known to the Company on the Dissolution Date to be the beneficial owner of more than five percent of any class of the Company's voting securities, which consists of Common Stock only (including options):

     Name and Address              Amount and Nature of         Approximate
    of Beneficial Owner            Beneficial Ownership       Percent of Class
    -------------------            --------------------       ----------------

   Edward W. Rose, III (1)           1,738,925(2)(3)                34.8%
   500 Crescent Court
   Dallas, Texas 75201

-------------------

(1) The person named has sole voting and investment power with respect to such shares.

(2)   See "VOTING SECURITIES-Security Ownership of Management."

(3) Pursuant to Rules 13-1(f)(l)-(2) of Regulation 13-D of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") on August 8, 1994, the above-named person, together with certain other persons and entities, jointly filed a single Schedule 13-D Statement (as amended) with respect to the securities listed in the foregoing table. Such persons made the single, joint filing because they may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act, although neither the fact of the filing nor anything contained therein shall be deemed to be an admission by such persons that a group exists.

      To the knowledge of the Company, other than persons acting as nominees or custodians for various stock brokerage firms and banks, which persons do not have beneficial ownership of the Common Stock, no other person owns of record or beneficially more than five percent of the voting securities of the Company.

      See Item 1. "BUSINESS - Recent Events - Liquidation of the Company" with respect to the delisting and cessation of trading of the Common Stock.

Security Ownership of Management

      Set forth below is information with respect to beneficial ownership on the Dissolution Date of the Common Stock (including options) by each Director and nominee and by all Directors, nominees and Executive Officers of the Company as a group.


          Name and Address                              Amount and Nature of     Approximate
         of Beneficial Owner                            Beneficial Ownership   Percent of Class
         -------------------                            --------------------   ----------------
       Leigh J. Abrams (1)                                    109,579(2)              2.2%
         200 Mamaroneck Avenue
         White Plains, New York 10601

       Edward W. Rose, III (1)                              1,738,925(3)             34.8%
         500 Crescent Court
         Dallas, Texas 75201

       James F. Gero (1)                                      136,900(4)              2.7%
         11900 North Anna Cade Road
         Rockwall, Texas 75087


       Marshall B. Payne (1)                                  158,850(5)              3.2%
         500 Crescent Court
         Dallas, Texas 75201

       All Directors and Executive Officers as a group
       (6 persons including the above-named)                2,188,954(6)             43.7%

----------

(1) Pursuant to Rules 13-1(f)(1)-(2) of Regulation 13-D of the General Rules and Regulations under the Exchange Act, on August 8, 1994, the persons indicated, together with certain other persons, jointly filed a single
      Schedule 13-D Statement (as amended) with respect to the securities listed in the foregoing table. Such persons made the single, joint filing because they may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act, although neither the fact of the filing nor anything contained therein shall be deemed to be an admission by such persons that a group exists.

(2) Mr. Abrams has sole voting and investment power with respect to the shares owned by him. Includes 2,001 shares of Common Stock held by Mr. Abrams as Custodian under the New York Uniform Gifts to Minors Act for the benefit of his daughter. Mr. Abrams disclaims any beneficial interest in the shares held as Custodian.

(3) Mr. Rose has sole voting and investment power with respect to the shares owned by him. Includes 42,000 shares owned by each of Cardinal Investment Company, Inc. Pension Plan and Cardinal Investment Company, Inc. Profit Sharing Plan, of each of which Mr. Rose is Trustee. Mr. Rose has the power to vote and dispose of such shares. Mr. Rose's wife has sole voting and investment power with respect to 300 shares owned by her of record. Mr. Rose disclaims any beneficial interest in such shares.

(4) Mr. Gero shares voting and investment power with respect to such shares with his wife.

(5) Mr. Payne has sole voting and investment power with respect to 155,100 of such shares. In addition, Mr. Payne has beneficial ownership of 3,750 shares representing a 25% interest in 15,000 shares held by Scout Ventures, a general partnership.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten- percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based on its review of the copies of such forms received by it, the Company believes that during 2001 all such filing requirements applicable to its officers and directors (the Company not being aware of any ten-percent holder other than Edward W. Rose, III, a director) were complied with.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                          REPORT OF THE AUDIT COMMITTEE

      The Audit Committee of the Board of Directors (the "Committee') is responsible for providing independent, objective oversight of the Company's accounting functions and internal controls.

      The Committee is composed of two independent directors and functions pursuant to a written charter adopted by the Board of Directors on May 17, 2000. The members of the Committee are Edward W. Rose, HI and James F. Gero. The Committee held four meetings during the year ended December 31, 2001. The Committee recommends to the Board of Directors, subject to stockholder ratification, the selection of the Company's independent accountants.

      Management is responsible for the Company's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon.

      The Committee has met and held discussions with management and the independent accountants, KPMG LLP. Management represented to the Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

      The Company's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. I (Independence Discussions with Audit Committees, and the Committee discussed with the independent accountants that firm's independence.

      The Committee considered whether non-audit services provided by KPMG LLP are compatible with maintaining the independence of KPMG LLP. The Committee concluded that non-audit services provided by KPMG LLP during the year ended December 31, 2001 were compatible with KPMG LLPs independence.

      The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the Company's annual financial statements for the year ended December 31, 2001, and the reviews of the condensed financial statements included in the Company's quarterly Reports on Form 10-Q for the year ended December 31, 2001, was $68,000. KPMG LLP also billed an aggregate of $20,375 for tax services during the year ended December 31, 2001.

      Based on the Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the Board of Directors include the. audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

                                                     AUDIT COMMITTEE
                                                   Edward W. Rose, III
                                                      James F. Gero

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

Date: March 27, 2002                   LBP, INC.


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

Date                                  Signature                                              Title
----                                  ---------                                              -----
March 27, 2002                        By:   /s/Leigh J. Abrams                               Director, President and Chief
                                         ---------------------------------------             Executive Officer
                                            (Leigh J. Abrams)                                Secretary and Treasurer

March 27, 2002                        By:   /s/Harvey J. Kaplan
                                         ---------------------------------------
                                            (Harvey J. Kaplan)

March 27, 2002                       By: /s/ Fredric M. Zinn                                Chief Financial Officer
                                         ---------------------------------------
                                            (Fredric M. Zinn)

March 27, 2002                        By: /s/ John F. Cupak                                  Controller
                                         ---------------------------------------
                                            (John F. Cupak)

March 27, 2002                        By: /s/ Edward W. Rose, III                            Director
                                         ---------------------------------------
                                            (Edward W. Rose, III)

March 27, 2002                        By: /s/ James F. Gero                                  Director
                                         ---------------------------------------
                                            (James F. Gero)

March 27, 2002                        By: /s/ Marshall B. Payne                              Director
                                         ---------------------------------------
                                            (Marshall B. Payne)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

      Independent Auditors' Report

      Consolidated statement of net assets in liquidation as of December 31, 2001.

      Consolidated statement of changes in net assets in liquidation for the period May 16, 2001 to December 31, 2001.

      Notes to consolidated financial statements (liquidation basis).

      Consolidated statements of operations for the period January 1, 2001 to May 15, 2001 and for the years ended December 31, 2000 and December 31, 1999.

      Consolidated balance sheet at December 31, 2000.

      Consolidated statements of cash flow for the period January 1, 2001 to May 15, 2001 and for the years ended December 31, 2000 and December 31, 1999.

      Consolidated statements of stockholders' equity for the period January 1, 2001 to May 15, 2001 and for the years ended December 31, 2000 and December 31, 1999.

      Notes to consolidated financial statements (going concern basis).

Consolidated Financial Statement Schedules for the period January 1, 2001 to May 15, 2001 and for the years ended December 31, 2000 and 1999

      Schedule II - Valuation and Qualifying Accounts

      Schedules other than that listed above are omitted as they are not applicable or the information required is included in the consolidated financial statements and notes thereto.

                          Independent Auditors' Report

The Board of Directors
LBP, Inc.:

We have audited the accompanying consolidated balance sheet of LBP, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the period January 1, 2001 to May 15, 2001 and for each of the years in the two-year period ended December 31, 2000. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2001 and the related consolidated statement of changes in net assets in liquidation for the period from May 16, 2001 to December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

As described in Note 1 to the consolidated financial statements, the stockholders of LBP, Inc. approved a plan of liquidation on May 15, 2001, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to May 15, 2001 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LBP, Inc. and subsidiaries as of December 31, 2000, the results of their operations and their cash flows for each of the years in the two years then ended and for the period January 1, 2001 to May 15, 2001, their net assets in liquidation as of December 31, 2001 and the changes in net assets in liquidation for the period from May 16, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                KPMG

March 27, 2002

                                    LBP, INC.
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 2001
                               (Liquidation Basis)

(In thousands, except per share amounts)

ASSETS

   Cash and cash equivalents ........................................    $4,326
   Prepaid expenses and other current assets ........................        19
                                                                         ------
      Total Assets ..................................................     4,345
                                                                         ------

LIABILITIES

   Accrued expenses and other liabilities including liquidation costs       567
                                                                         ------
      Total Liabilities .............................................       567
                                                                         ------

Net assets in liquidation ...........................................    $3,778
                                                                         ======

Number of common shares outstanding .................................     5,004
                                                                         ======

Net assets in liquidation per share .................................    $  .76
                                                                         ======

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                FOR THE PERIOD MAY 16, 2001 TO DECEMBER 31, 2001
                               (Liquidation Basis)

(In thousands)

Shareholders' equity at May 15, 2001 (going concern basis) ..........................      $ 29,184

Adjustments to reflect change to liquidation basis of accounting (note 1) ...........          (443)
                                                                                           --------

Net assets in liquidation at May 15, 2001 ...........................................        28,741

Changes in estimated liquidation values of assets and liabilities ...................           260

Interest and dividend income ........................................................           454

Provision for income tax ............................................................          (162)

Liquidating dividend paid October 25, 2001 to shareholders of record October 15, 2001       (25,515)
                                                                                           --------

Net assets in liquidation at December 31, 2001 ......................................      $  3,778
                                                                                           ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Liquidation Basis)

(1) LIQUIDATION OF THE COMPANY

      On June 18, 1998, effective as of May 31, 1998, Prime Acquisition Corp. ("Prime"), the Company's wholly- owned subsidiary at the time, sold substantially all its net assets and business for approximately $44 million in cash. Prime realized an after-tax gain of $12.6 million from the sale, and after payment of its outstanding debt, closing costs and income taxes, Prime had cash and investments of approximately $28 million. In connection with its decision concerning the sale of Prime, the Board of Directors adopted resolutions regarding the Company's intent that, subsequent to the sale of its assets, Prime would acquire an operating company and would be engaged in a business other than that of investing, reinvesting or trading in securities, as soon as reasonably possible.

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

      As an investment company, the Company would be required to restructure its operations, management and Board of Directors. On November 16, 2000, the Company's Board of Directors determined that it was not in the best interest of the Company's stockholders for the Company to register as an investment company pursuant to the '40 Act. On January 11, 2001, the Board of Directors adopted a Plan of Complete Liquidation, Dissolution and Termination of Existence (the "Plan"), which was approved by stockholders at the annual meeting of stockholders on May 16, 2001.

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

      Notices published in compliance with the Delaware liquidation procedures resulted in one contingent claim for a reserve of $4 million relating to an existing environmental indemnification obligation undertaken by the Company in connection with the sale of its business on June 18, 1998. Because the claimant did not assert any loss

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Liquidation Basis)

and because the Company believes that the contingency is extremely remote, on or after June 18, 2002, the Company will, unless an agreement is reached with the claimant, request the Chancery Court to determine the appropriate amount and duration of the reserve.

      Pursuant to the Company's request, at the close of business on October 15, 2001, the Company's stock transfer books were closed, and the Company discontinued recording transfers of shares of its Common Stock. Pursuant to the Company's request, the NASDAQ delisted and ceased trading in the Company's Common Stock as of the close of business on October 26, 2001.

      On October 25, 2001, consistent with an order of the Delaware Chancery Court, the Company made its initial liquidating distribution in the amount of $5.10 per share, to holders of record of the Company's Common Stock on October 15, 2001. The order of the Delaware Chancery Court requires the Company to maintain, subject to further court order, $4 million to account for any claims under the environmental indemnification given in connection with the sale of its business in June 1998. The distribution of $5.10 per share is generally considered a return of capital and is subject to capital gains or loss tax. One or more future liquidating distributions will be made to holders of the Company's Common Stock as of the October 15, 2001 record date in accordance with Delaware law. The Company's remaining assets consist of cash and cash equivalents of approximately $4.3 million. Subject to the approval of the Delaware Court of Chancery, the Company anticipates making a distribution to stockholders of the remaining assets (after payment of expenses) as soon as practicable in the amount of approximately $3.8 million, representing approximately $.76 per share.

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

      Because the claimant did not assert any loss and because the Company believes that the contingency is extremely remote, the Company will, unless an agreement is reached with the claimant, request the Chancery Court to determine the appropriate amount and duration of the reserve.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      As a result of the approval of the Plan by stockholders, the Company has adopted the liquidation basis of accounting for all periods subsequent to May 15, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and estimated costs of liquidating the Company are provided, to the extent that they are reasonably determinable. The Company's remaining liabilities, which have been accrued, consist primarily of legal and accounting fees incurred in connection with the dissolution, directors' fees, transfer agent fees, and service fees to Drew. Anticipated investment income on the Company's cash and cash equivalents is not accrued.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Liquidation Basis)

      The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the provisions of the Plan. The actual amount of any liquidating distributions will depend upon a variety of factors not presently determinable. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated liabilities and estimated costs of liquidation.

      Based on prior "no-action" letters issued by the SEC staff relating to similar factual circumstances, and in reliance on SEC Release No. 34-9660 and advice from the SEC Staff, the Company will not file periodic reports with the SEC commencing with the fiscal year beginning January 1, 2002. However, the Company will file reports on Form 8-K to disclose any material events relating to its winding up and liquidation, and, upon completion of the liquidation, the Company will file a final report on Form 8-K and a Form 15 to terminate the Company's registration and reporting obligations.

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

(3) CONTINGENCIES

      In connection with the June 1998 sale of Prime's assets, Prime agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. During the escrow period, no claims were asserted by the buyers and, on June 20, 2000 the entire escrow fund was released to Prime.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Liquidation Basis)

(4) STOCKHOLDERS' EQUITY

Dividends and Distributions

      The Company declared a partial liquidating distribution on its Common Stock of $5.10 per share on October 2, 2001 which was paid on October 25, 2001 to stockholders of record at the close of business on October 15, 2001.

(5) SHARED SERVICES AGREEMENT

      Pursuant to a Shared Services Agreement with Drew Industries Incorporated, the Parent of the Company until the Company was spun off in July 1994, the Company has incurred management fees for certain administrative services of $50,000 from May 15, to December 31, 2001, and has accrued an additional $59,000 at December 31, 2001 for anticipated costs in subsequent periods.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Going Concern Basis)

                                                               January 1  Year Ended December 31,
                                                               to May 15, -----------------------
                                                                 2001        2000        1999
                                                                ------      ------      ------
(In thousands, except per share amounts)

Continuing Operations:
   Investment income                                            $  827      $2,907      $1,861
   General and administrative expenses                             404         814         368
                                                                ------      ------      ------
       Operating income                                            423       2,093       1,493
   Imputed interest expense                                         --          --         156
                                                                ------      ------      ------

     Income from continuing operations before income taxes         423       2,093       1,337
Provision for income taxes                                         144         691         518
                                                                ------      ------      ------

   Income from continuing operations                               279       1,402         819

   Income from discontinued operations                              --         177       3,514
                                                                ------      ------      ------

   Net income                                                   $  279      $1,579      $4,333
                                                                ======      ======      ======
Net income per common share:
   Basic and Diluted:
       Continuing operations                                    $  .06      $  .28      $  .17
       Discontinued operations                                      --         .04         .71
                                                                ------      ------      ------
         Net Income                                             $  .06      $  .32      $  .88
                                                                ======      ======      ======

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                           CONSOLIDATED BALANCE SHEET
                              (Going Concern Basis)

                                                                              December 31,
                                                                                  2000
                                                                                  ----
(In thousands, except shares and per share amounts)
ASSETS
Current assets
   Cash and equivalents                                                       $       8,776
   Investment in securities
                                                                                     20,157
   Prepaid expenses and other current assets                                            629
                                                                              -------------

          Total assets                                                        $      29,562
                                                                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable, accrued expenses and other current liabilities           $         159
   Discontinued operations                                                              524
                                                                              -------------
          Total liabilities                                                             683
                                                                              -------------

Commitments and Contingencies

Stockholders' equity
   Common stock, par value $.01 per share: authorized 20,000,000 shares;
     issued 5,085,390 shares                                                             51
   Paid-in capital                                                                   20,867
   Retained earnings                                                                  8,225
                                                                              -------------
                                                                                     29,143
   Treasury stock at cost -- 89,000 shares                                             (264)
                                                                              -------------
          Total stockholders' equity                                                 28,879
                                                                              -------------

          Total liabilities and stockholders' equity                          $      29,562
                                                                              =============

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Going Concern Basis)

                                                                    January 1,      Year Ended December 31,
                                                                    to May 15,      -----------------------
                                                                       2001           2000           1999
                                                                     --------       --------       --------
(In thousands)
Cash flows from operating activities:
  Income from continuing operations                                  $    279       $  1,402       $    819
  Adjustments to reconcile income from continuing operations to cash flows from operating activities:
      Deferred taxes                                                       --            251           (186)
      Mark to market investment in trading securities                      --             --            731
      Gain on sale of investments                                         (93)          (222)            --
      Imputed interest                                                     --             --            156
      Changes in prepaid expenses and other assets                        442            154           (765)
      Changes in accounts payable, accrued expenses and other
        current liabilities                                              (114)             6           (557)
                                                                     --------       --------       --------
        Net cash flows provided by operating activities
          of continuing operations                                        514          1,591            198
                                                                     --------       --------       --------
Cash flows from discontinued operations:
  Income from discontinued operations                                      --            177          3,514
  Change in unliquidated net liabilities and assets                        68           (150)        (8,524)
                                                                     --------       --------       --------
     Net cash provided by (used for) discontinued operations               68             27         (5,010)
                                                                     --------       --------       --------

Cash flows from investing activities:
  Investment in securities                                                 --             --         (1,203)
  Proceeds from sales of trading securities                            20,250            590             --
                                                                     --------       --------       --------
     Net cash flows provided by (used for) investing activities        20,250            590         (1,203)
                                                                     --------       --------       --------

Cash flows from financing activities:
  Employee purchases of common stock                                       26            141            360
  Dividends paid                                                                        (899)            --
                                                                     --------       --------       --------
     Net cash flows provided (used for) by financing activities            26           (758)           360
                                                                     --------       --------       --------

Net increase (decrease) in cash                                        20,858          1,450         (5,655)
                                                                        8,776          7,326         12,981
                                                                     --------       --------       --------
Cash and equivalents at beginning of period
Cash and equivalents at end of period                                $ 29,634       $  8,776       $  7,326
                                                                     ========       ========       ========

Supplemental disclosure of cash flows information:
  Net cash paid (received) during the period for:
    Income taxes                                                     $     94       $   (182)      $  6,178

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Going Concern Basis)

                                                                                                    Retained       Total
                                                         Common        Treasury        Paid-in      Earnings    Stockholders'
                                                          Stock          Stock         Capital      (Deficit)      Equity
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except shares and per share amounts)
Balance - December 31, 1998                              $     48       $   (264)      $ 20,369      $  3,212      $ 23,365
   Net income                                                                                           4,333         4,333
   Exercise of employee stock options
       159,000 shares                                           2                           358                         360
                                                         --------       --------       --------      --------      --------
Balance - December 31, 1999                                    50           (264)        20,727         7,545        28,058
   Net income                                                                                           1,579         1,579
   Dividends paid ($.18 per share)                                                                       (899)         (899)
   Exercise of employee stock options
       59,000 shares                                            1                           140                         141
                                                         --------       --------       --------      --------      --------
Balance - December 31, 2000                                    51           (264)        20,867         8,225        28,879
   Net income                                                                                             279           279
   Exercise of employee stock options
       7,500 shares                                                                          26                          26
                                                         --------       --------       --------      --------      --------
Balance-May 15, 2001                                     $     51       $   (264)      $ 20,893      $  8,504      $ 29,184
                                                         ========       ========       ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    LBP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Going Concern Basis)

(A) INVESTMENT IN SECURITIES

      On December 22, 1998, Prime acquired, at a cost of $20 million, 800,000 shares of 10.5 percent Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share, of Impac Mortgage Holdings, Inc., ("Impac"). The shares were convertible into Common Stock of Impac (symbol "IMH") at $4.72 per share, or an aggregate of 4,237,288 shares, representing approximately 15 percent of IMH common stock. In addition, Prime was entitled to receive as a dividend each quarter, in cash or Impac common stock, the higher of
10.5 percent per annum or the dividend paid to common stockholders calculated on the shares of common stock into which the preferred stock is convertible. The Company recorded this investment at cost of $20,157,000.

      Between February 21 and April 30, 2001, the Company sold its investment in the Preferred Stock of Impac for $20.25 million, resulting in a small gain, plus accrued interest through the date of sale. The Company obtained a fairness opinion in connection with the sale.

      The Company owned 90,530 shares of the common shares of The North Face, Inc. which had been written down to its market value of $368,000 at December 31, 1999. The original cost of these shares, considered to be trading securities, was $1.1 million. These shares were sold in February 2000 for $590,000, resulting in a gain of $222,000 in the first quarter of 2000.

(B) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Going Concern Basis)

(C) DISCONTINUED OPERATIONS

White Metal

      In fiscal 1990, the Company discontinued the operations of White Metal Rolling and Stamping Corp. ("White Metal"), the Company's ladder manufacturing subsidiary. All manufacturing operations of White Metal ceased as of January 31, 1991 and substantially all of its remaining assets have since been liquidated.

      On September 30, 1994, White Metal filed a voluntary petition seeking liquidation under the provisions of chapter 7 of the United States Bankruptcy Code. The liabilities of White Metal were primarily product liability claims, and related costs, resulting from its discontinued ladder manufacturing business. While the Company was named as a defendant in certain actions commenced in connection with these claims, the Company has not been held responsible, and the Company disclaims any liability for the obligations of White Metal. There can be no assurance that in the future any claim brought against White Metal which is also asserted against the Company, will not result in liability. However, the Company intends to vigorously defend any White Metal claim asserted against it. On October 30, 2000, the chapter 7 trustee filed a Distribution report with the Bankruptcy Court certifying distribution with respect to all claims filed before October 22, 1994 and December 18, 2000, and on December 18, 2000, the trustee filed a Final Report with the Bankruptcy Court.

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

      Prime agreed to indemnify the buyer as follows: (i) for up to $4 million of losses incurred by the buyer during the two years following the closing resulting from breaches of representations and warranties made by Prime, (ii) for up to $4 million of losses incurred by the buyer during the four years following the closing resulting from certain environmental matters, and (iii) for losses incurred by the buyer resulting from liabilities of Prime not assumed by the buyer. In connection with Prime's indemnification obligations, Prime deposited in escrow an aggregate of $25.4 million for a period of two years following the closing. During the escrow period, no claims were asserted by the buyer and, on June 20, 2000 the entire escrow fund was released to Prime.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Going Concern Basis)

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

(D) INCOME TAXES

      Income tax provision (benefit) in the Consolidated Statements of Operations is as follows (in thousands):


                                           January 1     Year Ended December 31,
                                           to May 15,    -----------------------
                                             2001          2000           1999
                                             ----          ----           ----
Continuing operations
 Current:
   Federal ..........................      $    144      $    439       $    704
 Deferred:
   Federal ..........................            --           252           (186)
                                           --------      --------       --------
                                           $    144      $    691       $    518
                                           ========      ========       ========

Discontinued operations .............      $     --      $   (177)      $   (107)
                                           ========      ========       ========

      The provision for income taxes differs from the amount computed by applying the Federal statutory rate (34%) to income before income taxes for the following reasons (in thousands):


                                                January 1      Year Ended December 31,
                                                to May 15,     -----------------------
                                                   2001          2000           1999
                                                   ----          ----           ----
Continuing operations:
 Income tax at Federal statutory rate .....      $    144      $    712       $    455
 Non-deductible expenses ..................            --            --             53
                                                 --------      --------       --------
 Other ....................................            --           (21)           (21)
                                                 --------      --------       --------
  Provision for income taxes ..............      $    144      $    691       $    518
                                                 ========      ========       ========

      The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets at December 31, 1999 are $251,000 relating to allowance for trading securities. There are no deferred tax assets or liabilities from continuing operations at December 31, 2000 or May 15, 2001.

      At December 31, 2000, the Company's receivable for income taxes was $80,000 which is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Going Concern Basis)

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

(E) STOCKHOLDERS' EQUITY

      At December 31, 2000, there were 1,000,000 shares of Par Value $5 Per Share Preferred Stock authorized, of which no shares were outstanding.

Employee Stock Option Plan

      The Company had an Employee Stock Option Plan (the "Stock Option Plan") pursuant to which the Company may have granted officers, directors and key employees of LBP and Prime options to purchase LBP Common Stock. The Stock Option Plan provided for the grant of stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code and non-qualified stock options ("NQSOs"). As a result of the plan of liquidation and dissolution adopted by the stockholders, no additional options will be granted.

      Under the Stock Option Plan, since 1994 LBP's Stock Option Plan Committee had been authorized to grant options to purchase up to an aggregate of 300,000 shares of LBP's Common Stock. The Committee determined the period for which each stock option may be exercisable, but in no event could a stock option have been exercisable more than 10 years from the date of grant thereof. The number of shares available under the Stock Option Plan, and the exercise price of options granted under the Stock Option Plan, were subject to adjustments that may be made by the Committee to reflect stock splits, stock dividends, recapitalization, mergers, or other major corporate action.

      The exercise price for options granted under the Stock Option Plan was determined by the Committee in its sole discretion; provided, however, in the case of an ISO granted to an optionee, the exercise price was required to be at least equal to 100% of the fair market value of the shares subject to such option on the date of grant. The exercise price could have been paid in cash or in shares of LBP Common Stock. Options granted under the Stock Option Plan became exercisable in annual installments determined by the Committee and accelerated vesting was subject to performance criteria.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Going Concern Basis)

      Transactions in stock options under this plan are summarized as follows:


                                                        Number         Option Price
                                                      of Shares
-----------------------------------------------------------------------------------
Outstanding at December 31, 1998                         210,883       $1.55-$3.21
    Granted                                                7,500       $3.64
    Exercised                                           (159,000)      $1.66-$2.26
    Canceled                                                (383)      $2.31
                                                       ---------
Outstanding at December 31, 1999                          59,000       $1.55-$3.64
    Granted                                                7,500       $3.48
    Exercised                                            (59,000)      $1.55-$3.64
                                                       ---------
Outstanding at December 31, 2000                           7,500       $3.48
    Exercised                                              7,500       $3.48
                                                       ---------
Outstanding at May 15, 2001                                   --
                                                       =========
Exercisable at May 15, 2001                                   --
                                                       =========
Options available for grant at May 15, 2001                   --
                                                       =========

      Stock options generally expired in five years from the date they were granted; options vested over service periods that ranged from zero to five years.

      The Company adopted the disclosure-only option under SFAS No.123, Accounting for Stock-Based Compensation as of December 31, 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants included no dividend yields, risk-free interest rates of 5.0%, and 6.0%; assumed expected volatilities of 25.9%, and 28.0% and expected lives of 5 and 5 years; for 2000 and 1999 respectively. The number of shares available for granting options were 73,500 shares and, 81,000 shares at December 31, 2000 and, 1999, respectively.

      If compensation cost for the Company's Stock Option Plan had been recognized in the income statement based upon the fair market method, income from continuing operations would have been reduced to the pro forma amounts indicated below:

                                                             Year  Ended December 31,
                                                             ------------------------
                                                               2000           1999
                                                               ----           ----
Income from continuing operations (in thousands):
   As reported                                               $   1,579      $     819
   Pro forma                                                 $   1,591      $     806
Earnings per share from continuing operations (basic)
   As reported                                               $     .32      $     .17
   Pro forma                                                 $     .32      $     .16
Earnings per share from continuing operations (diluted)
   As reported                                               $     .32      $     .17
   Pro forma                                                 $     .32      $     .16

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Going Concern Basis)

Common Stock and Shares Outstanding

      The following reconciliation details the denominator used in the computation of basic and diluted earnings per share:

                                                                  Year Ended December 31,
                                                    May 15,       -----------------------
                                                     2001           2000           1999
                                                     ----           ----           ----
Weighted average shares outstanding for basic
    earnings per share                             5,002,484      4,946,467      4,921,313
Common stock equivalents pertaining to stock
    options                                               --         10,510         17,992
                                                   ---------      ---------      ---------
Total for diluted shares                           5,002,484      4,956,977      4,939,305
                                                   =========      =========      =========

Dividends and Distributions

      The Company declared a dividend on its Common Stock of $.18 per share on November 17, 2000 which was paid on December 12, 2000 to stockholders of record at the close of business on November 27, 2000.

(F) SHARED SERVICES AGREEMENT

      Pursuant to a Shared Services Agreement with Drew Industries Incorporated, the Parent of the Company until the Company was spun off in July 1994, the Company has incurred management fees for certain administrative services of $44,000 from January 1 to May 15, 2001, $194,000 in 2000 and $144,000 in 1999.

                                    LBP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              (Going Concern Basis)

(G) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Interim unaudited financial information follows (in thousands, except per share amounts):

                                               First         Second        Third         Fourth
                                              Quarter       Quarter       Quarter       Quarter         Year
                                              --------      --------      --------      --------      --------
Period Ended May 15, 2001
     Net income                               $    160      $    119                                  $    279
     Income per basic common share            $    .03      $    .02                                  $    .06
     Income per diluted common share          $    .03      $    .02                                  $    .06

Year Ended December 31, 2000
     Income from continuing operations        $    415      $    325      $    346      $    316      $  1,402
     Income from discontinued operations            --            --            --           177           177
     Net income                                    415           325           346           493         1,579
     Income per basic common share:
       Continuing operations                  $    .08      $    .07      $    .07      $    .06      $    .28
       Discontinued operations                      --            --            --           .04           .04
       Net income per share                        .08           .07           .07           .10           .32
     Income per diluted common share:
       Continuing operations                  $    .08      $    .07      $    .07      $    .06      $    .28
       Discontinued operations                                    --            --           .04           .04
       Net income per share                        .08           .07           .07           .10           .32

                                    LBP, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

COLUMN A                                          COLUMN B                   COLUMN C                COLUMN D          COLUMN E
--------                                          --------        ---------------------------        --------          --------
                                                                            Additions
                                                                 ----------------------------
                                                 Balance At       Charged To       Charged To                         Balance At
                                                 Beginning        Costs and          Other                               End
                                                 Of Period         Expenses         Accounts        Deductions         Of Period
                -----------------------------------------------------------------------------------------------------------------
PERIOD JANUARY 1, 2001 - MAY 15. 2001
  Reserve for liquidation losses -
    disposal of businesses                      $      323                                                             $     323

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

(a) Represents settlement with trustee of White Metal Rolling and Stamping Corp. and costs thereof.

(b) Represents reduction in reserve for losses on disposal of White Metal Rolling and Stamping Corp., as described in Note C of Notes to Consolidated Financial Statements.

                                  EXHIBIT INDEX

Exhibit            Description                                   Sequentially
Number                                                           Numbered Page
--------------------------------------------------------------------------------

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

10.43 First Escrow Agreement, dated June 18, 1998, by and among Seller, Buyer and The Chase Manhattan Bank ("Escrow Agent").

10.44 Second Escrow Agreement, dated June 18, 1998, by and among Seller, Buyer and the Escrow Agent.

10.45 Net Proceeds Escrow Agreement, dated June 18, 1998, by and among Seller, Buyer and the Escrow Agent.

10.46 Parent Guaranty Agreement, dated June 18, 1998, by and between Registrant and Buyer.

10.47 Stock Purchase Agreement, dated December 22, 1998, relating to purchase of 800,000 of Series B 10.5% Cumulative Convertible Preferred Stock of Impac Mortgage Holdings, Inc. (the "Impac Preferred Stock").

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

10.51 Plan of Complete Liquidation, Dissolution and Termination of Existence.

10.52 Audit Committee Charter.

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

      Exhibits 1051 and 10.52 are incorporated by reference to Exhibits A and B, respectively to the Company's Proxy Statement dated April 11, 2001.

      Exhibits 10.51 and 10.52 are incorporated by reference to Exhibits A and B, respectively, to the Company's Proxy Statement dated April 11, 2001.

21.     Subsidiaries
        Exhibit 21 is filed herewith.
23.     Consent of Independent Auditors.
        Exhibit 23 is filed herewith.
24.     Powers of Attorney.

      Powers of Attorney of persons signing this Report are included as part of this Report.